Form 10-Q
period 2026-03-31
Rithm Capital Corp.
filed 2026-05-04
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or
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
Common stock, $0.01 par value per share: 558,306,597 shares outstanding as of May 1, 2026.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This report contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements involve substantial risks and uncertainties. Such forward-looking statements relate to and are based on, among other things, the operating performance of our investments, the stability of our earnings, our financing needs, certain assumptions, future expectations, future plans and strategies, projections of results of operations, cash flows or financial condition, the size and/or attractiveness of market opportunities, the residential and commercial real estate (“CRE”) markets and general economic conditions or other forward-looking information. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “plan,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “could,” “project,” “predict,” “continue” or other similar words or expressions. Our ability to predict results or the actual outcome of future plans or strategies is inherently limited. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results, activities and performance could differ materially from those set forth in the forward-looking statements. These forward-looking statements involve risks, uncertainties and other factors that may cause our actual results in future periods to differ materially from forecasted results.

Our ability to implement our business strategy is subject to numerous risks, and the following summarizes the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of risk factors we face, which are set forth under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”). These risks and factors include, among others:

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
•risks related to the geographic distribution of the collateral underlying Newrez LLC (“Newrez”) and Genesis Capital LLC (“Genesis”) loans, as well as other investments, including, but not limited to, environmental risks;
•risks related to our use of, or choice to not use, leverage, match funding and/or hedging strategies;
•the impact of economic, market and political conditions, both nationally and internationally, including, but not limited to, the impact of geopolitical tensions or conflicts, including the conflict in Iran, wars, tariffs, ongoing inflation, government shutdowns, increased market volatility and governmental intervention in the mortgage and credit markets;
•counterparty concentration risk, including, but not limited to, reliance upon a single third-party software-as-a-service provider in our mortgage servicing operations and counterparty concentration in certain of our financing partners and subservicers;
•competition within the finance, real estate and asset management industries;
•risks related to our origination and servicing operations, including, but not limited to, operational risks; class action lawsuits; deficiencies and delays in servicing and foreclosure practices; delays in or failure to receive regulatory approval; ability to modify, resell or refinance early buyout loans; ability to recover servicer advances; ability to maintain minimum servicer ratings; increases in loan delinquencies and foreclosures; and prepayment risk;
•risks associated with residential mortgage loans, including subprime mortgage loans, home equity lines of credit (“HELOCs”) and consumer loans, including prepayment, foreclosure and default risks, and the impact of risks associated with deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs”), excess mortgage servicing rights (“Excess MSRs”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans, HELOCs and consumer loan portfolios;
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
•risks related to our management of Rithm Property Trust Inc. (“Rithm Property Trust”) and Rithm Perpetual Life Residential Trust (“R-HOME”);
•risks related to our recent acquisitions of Crestline Management, L.P. (“Crestline”) and Paramount Group, Inc. (“Paramount” or “Elecor”), including, but not limited to, integration risk and the increased exposure to risks in the CRE industry;
•risks associated with our sponsorship of and investment in Rithm Acquisition Corp., a special purpose acquisition company;
•risks related to the fact that we do not have legal title to the MSRs underlying our Excess MSRs or certain of our servicer advance investments;
•risks related to securitization of any loans originated and/or serviced by our subsidiaries;
•the higher default risk associated with our consumer loan portfolio;
•risks associated with our single-family rental (“SFR”) business, including, but not limited to, risks related to adverse economic, regulatory or environmental conditions, the wind-down of our SFR portfolio or other events;
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
•our development and use of artificial intelligence technology, which could lead to legal or regulatory actions, harm our reputation, or have a significant negative impact on our business;
•the risk of cybersecurity incidents and technology disruptions or failures; and

•the impact from any future acquisitions, and our ability to successfully integrate the acquired company and realize the expected benefits.

We also direct readers to other risks and uncertainties referenced under Part I, Item 1A. “Risk Factors” in the 2025 Form 10-K. We caution that you should not place undue reliance on any of our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement, whether written or oral, that we may make from time to time, whether as a result of new information, future events or otherwise.

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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$10,859,933	$10,359,141
Government and government-backed securities (includes $5,041,769 and $5,230,139 at fair value, respectively)	5,066,754	5,254,905
Residential mortgage loans (includes $5,083,003 and $5,752,169 at fair value, respectively)(A)	5,137,741	5,808,960
Consumer loans held-for-investment, at fair value(A)	805,294	784,399
Residential transition loans, at fair value	3,197,813	2,699,864
Residential mortgage loans subject to repurchase	4,427,618	3,952,792
Real estate, net(A)	6,174,559	6,175,735
Insurance company investments, at fair value	1,021,920	906,454
Cash, cash equivalents and restricted cash(A)	2,368,374	2,656,938
Servicer advances receivable	2,865,556	3,090,613
Other assets (includes $3,018,569 and $2,707,456 at fair value, respectively)(A)	5,714,249	5,583,976
Assets of Consolidated Entities(A):
Investments, at fair value and other assets	5,734,733	5,789,349
Total Assets	$53,374,544	$53,063,126
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$13,923,496	$13,763,802
Secured notes and bonds payable (includes $134,319 and $143,442 at fair value, respectively)(A)	14,827,171	15,203,770
Residential mortgage loan repurchase liability	4,427,618	3,952,792
Unsecured notes, net of issuance costs	1,424,635	1,421,088
Interest sensitive insurance contract liabilities	1,069,355	960,209
Dividends payable	179,104	178,900
Accrued expenses and other liabilities (includes $610,185 and $638,090 at fair value, respectively)(A)	3,085,378	3,349,643
Liabilities of Consolidated Entities(A):
Notes payable, at fair value and other liabilities	4,932,492	4,978,212
Total Liabilities	43,869,249	43,808,416
Commitments and Contingencies (Note 25)
Redeemable Non-controlling Interests of Consolidated Subsidiaries (Note 22)	361,138	314,303
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 67,564,122 and 57,564,122 issued and outstanding, $1,689,104 and $1,439,104 aggregate liquidation preference, respectively	1,632,915	1,390,790
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 557,902,002 and 555,880,947 issued and outstanding, respectively	5,579	5,559
Additional paid-in capital	6,998,267	6,982,991
Accumulated deficit	(99,976)	(19,945)
Accumulated other comprehensive income	73,292	71,092
Stockholders’ Equity in Rithm Capital Corp.	8,610,077	8,430,487
Non-controlling interests in equity of consolidated subsidiaries	534,080	509,920
Total Stockholders’ Equity	9,144,157	8,940,407
Total Liabilities and Equity	$53,374,544	$53,063,126
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”), including funds and collateralized financing entities (“CFEs”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of March 31, 2026 and December 31, 2025, total assets of such consolidated VIEs were $10.9 billion and $10.7 billion, respectively, and total liabilities of such consolidated VIEs were $8.2 billion. See Note 19 for further details.

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$579,288	$570,801
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(211,456) and $(146,891), respectively)	(204,229)	(333,378)
Servicing revenue, net	375,059	237,423
Interest income	461,877	441,260
Gain on originated residential mortgage loans, held-for-sale, net	208,250	159,789
Asset management revenue	106,587	87,672
Rental revenue	191,691	19,402
Other revenue	36,772	31,371
	1,380,236	976,917
Expenses
Interest expense and warehouse line fees	430,662	419,054
General, administrative and operating	336,002	212,978
Compensation and benefits	378,410	271,467
Depreciation and amortization	92,644	24,568
	1,237,718	928,067
Other Income (Loss)
Realized and unrealized losses, net	(15,154)	(1,143)
Other income, net	26,876	9,073
	11,722	7,930
Income before Income Taxes	154,240	56,780
Income tax expense (benefit)	44,762	(23,930)
Net Income	109,478	80,710
Non-controlling interests in income (loss) of consolidated subsidiaries	(146)	1,086
Redeemable non-controlling interests in income of consolidated subsidiaries	6,946	813
Net Income Attributable to Rithm Capital Corp.	102,678	78,811
Change in redemption value of redeemable non-controlling interests	—	15,611
Dividends on preferred stock	34,847	26,677
Net Income Attributable to Common Stockholders	$67,831	$36,523

Net Income per Share of Common Stock
Basic	$0.12	$0.07
Diluted	$0.12	$0.07
Weighted Average Number of Shares of Common Stock Outstanding
Basic	556,720,287	524,104,842
Diluted	565,927,074	530,599,555

Dividends Declared per Share of Common Stock	$0.25	$0.25

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$109,478	$80,710
Other Comprehensive Income:
Unrealized gain on available-for-sale securities, net of tax	743	4,741
Cumulative translation adjustment, net of tax	1,457	2,650
Comprehensive Income	111,678	88,101
Comprehensive income (loss) attributable to non-controlling interests	(146)	1,086
Comprehensive income attributable to redeemable non-controlling interests	6,946	813
Comprehensive Income Attributable to Rithm Capital Corp.	$104,878	$86,202

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	57,564,122	$1,390,790	555,880,947	$5,559	$6,982,991	$(19,945)	$71,092	$8,430,487	$509,920	$8,940,407
Dividends declared on common stock	—	—	—	—	—	(139,577)	—	(139,577)	—	(139,577)
Dividends declared on preferred stock	—	—	—	—	—	(34,847)	—	(34,847)	—	(34,847)
Capital contributions	—	—	—	—	—	—	—	—	26,952	26,952
Capital distributions	—	—	—	—	—	—	—	—	(2,646)	(2,646)
Other capital activity	—	—	—	—	557	—	—	557	—	557
Issuance of preferred stock	10,000,000	242,125	—	—	—	—	—	242,125	—	242,125
Director share grants and stock-based compensation	—	—	2,021,055	20	14,719	(8,285)	—	6,454	—	6,454
Comprehensive Income (Loss):
Net income (loss)	—	—	—	—	—	102,678	—	102,678	(146)	102,532
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	743	743	—	743
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	1,457	1,457	—	1,457
Total comprehensive income (loss)								104,878	(146)	104,732
Balance at March 31, 2026	67,564,122	$1,632,915	557,902,002	$5,579	$6,998,267	$(99,976)	$73,292	$8,610,077	$534,080	$9,144,157

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED MARCH 31, 2025
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310
Dividends declared on common stock	—	—	—	—	—	(132,531)	—	(132,531)	—	(132,531)
Dividends declared on preferred stock	—	—	—	—	—	(26,677)	—	(26,677)	—	(26,677)
Capital contributions	—	—	—	—	—	—	—	—	20,201	20,201
Capital distributions	—	—	—	—	—	—	—	—	(3,907)	(3,907)
Issuance of common stock	—	—	9,020,000	90	107,322	—	—	107,412	—	107,412
Preferred stock repurchase	(2,000,000)	(50,000)	—	—	—	—	—	(50,000)	—	(50,000)
Director share grants and stock-based compensation	—	—	446,221	5	12,598	(3,365)	—	9,238	—	9,238
Fair value of SPAC warrants at issuance	—	—	—	—	2,304	—	—	2,304	—	2,304
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(15,611)	—	—	(15,611)	—	(15,611)
Comprehensive Income:
Net income, excluding amounts attributable to redeemable non-controlling interests	—	—	—	—	—	79,624	—	79,624	1,086	80,710
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	4,741	4,741	—	4,741
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	2,650	2,650	—	2,650
Total comprehensive income, excluding amounts attributable to redeemable non-controlling interests								87,015	1,086	88,101
Balance at March 31, 2025	49,964,122	$1,207,254	530,122,477	$5,301	$6,635,226	$(129,934)	$58,277	$7,776,124	$108,716	$7,884,840

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income	$109,478	$80,710
Adjustments to reconcile net income to net cash flows from operating activities:
Change in fair value of investments, net	18,855	(206,899)
Change in fair value of secured notes and bonds payable	5,982	8,429
Gain on settlement of investments, net	(72,232)	(163,333)
Gain on sale of originated residential mortgage loans, held-for-sale, net	(208,250)	(159,789)
Gain on transfer of loans to real estate owned (“REO”)	(796)	(116)
Accretion and other amortization	44,303	(12,006)
Provision for (reversal of) credit losses on securities, loans and REO	107	(2,042)
Non-cash portions of servicing revenue, net	225,350	761,228
Deferred tax provision	38,718	(41,295)
Mortgage loans originated and purchased for sale, net of fees	(16,165,010)	(12,355,460)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	16,148,804	13,377,980
Sales proceeds and loan repayment proceeds of consolidated entities	310,408	99,676
Interest received from servicer advance investments, RMBS, loans and other	12,390	9,728
Premiums collected on insurance contract liabilities	107,187	—
Benefits paid on insurance contract liabilities	(15,198)	—
Principal repayments and sales proceeds of investments of consolidated entities	—	111,289
Loan originations and investment purchases of consolidated entities	(155,638)	(197,937)
Changes in:
Servicer advances receivable	204,865	311,515
Other assets	(259,192)	(291)
Accrued expenses and other liabilities	(249,444)	(200,120)
Net cash provided by operating activities	100,687	1,421,267

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Investing Activities
Purchase of servicer advance investments	(168,360)	(186,356)
Purchase of government-backed and other securities	—	(1,390,991)
Proceeds from sale of government-backed and other securities	—	1,291
Purchase of Treasury securities	—	(24,732)
Reverse repurchase agreements entered and repurchase agreements closed	—	(507,863)
Reverse repurchase agreements closed and repurchase agreements entered	—	503,863
Maturity of Treasury securities	—	25,000
Purchase of SFR properties, MSRs and other assets	(116,758)	(156,484)
Purchase of residential transition loans	(14,204)	—
Origination of residential transition loans	(1,366,705)	(775,530)
Purchase of consumer loans	(134,374)	—
Draws on revolving consumer loans	(3,995)	(6,595)
Purchase of commercial real estate	(39,726)	—
Purchase of insurance company investments, at fair value	(207,999)	—
Net settlement of derivatives and hedges	(158,357)	72,352
Return of investments in Excess MSRs	7,664	12,908
Return of investments in equity method investees	42,265	2,471
Principal repayments from servicer advance investments	179,301	203,012
Principal repayments from government, government-backed and other securities	163,903	154,723
Principal repayments from residential mortgage loans	10,482	10,287
Principal repayments from consumer loans	124,100	111,102
Principal repayments and sales proceeds of residential transition loans	600,840	353,128
Principal repayments and sales proceeds of insurance company investments, at fair value	92,908	—
Principal repayments and sales proceeds of investments of consolidated entities	242,805	282,189
Settlement of sale of MSRs and MSR financing receivables	(2,415)	2,057
Proceeds from sale of REO	9,173	9,711
Net cash used in investing activities	(739,452)	(1,304,457)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Financing Activities
Repayments of secured financing agreements	(7,967,480)	(16,278,892)
Repayments of warehouse credit facilities	(22,917,108)	(16,474,309)
Net settlement of margin deposits under repurchase agreements and derivatives	2,363	266,206
Repayments of secured notes and bonds payable	(2,001,081)	(2,095,661)
Deferred financing fees	(6,431)	(14,750)
Dividends paid on common and preferred stock	(172,479)	(156,970)
Borrowings under secured financing agreements	7,884,582	17,282,561
Borrowings under warehouse credit facilities	23,163,402	15,470,945
Borrowings under residential transition loans financing	3,923	—
Borrowings under notes receivable financing	—	—
Borrowings under secured notes and bonds payable	1,617,427	1,835,740
Proceeds from issuance of debt obligations of consolidated entities	582,756	—
Repayments of debt obligations of consolidated entities	(184,431)	(108,223)
Issuance of common stock	—	107,412
Issuance of preferred stock	242,125	—
Repurchase of preferred stock	—	(50,000)
Net proceeds from issuance of Class A Units of SPAC	—	230,000
Contributions from non-controlling and redeemable non-controlling interests	68,655	45,802
Distributions to non-controlling and redeemable non-controlling interests	(4,460)	(3,908)
Other capital activity	557	—
Net cash provided by financing activities	312,320	55,953
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(326,445)	172,763
Cash, Cash Equivalents and Restricted Cash, Beginning of Period (Note 12)	2,789,413	1,917,809
Cash, Cash Equivalents and Restricted Cash, End of Period (Note 12)	$2,462,968	$2,090,572

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$444,664	$454,522
Cash paid during the period for income taxes, net of refunds	1,200	3,366
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	179,104	157,405
Transfer from residential mortgage loans to REO and other assets	8,398	9,245
Real estate securities retained from loan securitizations	98,923	32,839
Residential mortgage loans subject to repurchase	4,427,618	2,432,605
Liabilities related to deconsolidated CFEs	451,800	—
See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

1. BUSINESS AND ORGANIZATION

Rithm Capital Corp. (together with its consolidated subsidiaries, “Rithm Capital” or the “Company”) is a global alternative asset manager focused on real estate, credit and financial services. Rithm Capital is a Delaware corporation and currently operates as an internally managed real estate investment trust (“REIT”).

Rithm Capital seeks to generate long-term value for its investors by leveraging its investment expertise and operating capabilities to identify, acquire, manage and enhance the value of real estate-related and other financial assets. The Company operates an integrated platform, spanning asset-based finance, residential and commercial real estate lending, commercial real estate ownership and investment, mortgage servicing rights (“MSRs”), and structured credit, that combines operating companies, investment portfolios and asset management capabilities across the residential mortgage, real estate and credit markets. Headquartered in New York City, Rithm Capital has a global presence with offices in London, Hong Kong, Tokyo, Toronto and Abu Dhabi.

As of March 31, 2026, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate.

The Company’s Origination and Servicing segment operates through its wholly owned subsidiaries, Newrez LLC (“Newrez”) and New Residential Mortgage LLC (“NRM”). The Company’s residential mortgage origination business sources and originates loans through four channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent.

The Company’s servicing platform complements its origination business and provides performing and special servicing capabilities to its subsidiaries and third-party clients. NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“U.S.”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac,” and together with Fannie Mae, the “GSEs”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae,” collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

Newrez sells substantially all of the mortgage loans it originates into the secondary market. Newrez securitizes loans into residential mortgage-backed securities (“RMBS”) through the Agencies. Loans that do not conform to the guidelines of the Agencies, the Federal Housing Administration (“FHA”), the U.S. Department of Agriculture or the Department of Veterans Affairs (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and/or securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such Agencies. In addition, to origination and servicing activities, this segment includes operations conducted through wholly owned subsidiaries that provide mortgage- and real estate-related services, including Guardian Asset Management, a provider of field services and property management services, eStreet Appraisal Management LLC, a provider of appraisal services, and Avenue 365 Lender Services, LLC, a provider of title and settlement services.

The Company’s Residential Transitional Lending segment primarily operates through its wholly owned subsidiary, Genesis Capital LLC (“Genesis”), a residential transitional lender. Genesis originates and manages a portfolio of short-term, business-purpose mortgage loans used by experienced developers of and investors in residential real estate, including multifamily residential properties, to finance transitional projects, including construction, renovation and bridge financings.

The Company’s Asset Management segment conducts its activities primarily through Rithm Asset Management LLC and its wholly owned subsidiaries, including Sculptor Capital Management, Inc. (“Sculptor”), Crestline Management, L.P. and certain of its affiliates (collectively, “Crestline”) and Rithm Capital Advisors LLC (“RCA”). RCM GA Manager LLC (“RCM Manager” and, together with RCA, the “Rithm Advisers”) manages Rithm Property Trust Inc. (“Rithm Property Trust”) and Rithm Perpetual Life Residential Trust (“R-HOME”) pursuant to management and/or advisory agreements. Through Sculptor, Crestline and the Rithm Advisers, the Company provides asset management services and investment products through commingled funds, separate accounts and other alternative investment vehicles, generating primarily fee-based revenues.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The Company’s Investment Portfolio segment includes investments in real estate-related assets and operating businesses across the residential mortgage and real estate lifecycle. These investments primarily consist of residential mortgage loans, single-family rental (“SFR”) properties, consumer loans, non-Agency securities, excess mortgage servicing rights (“Excess MSRs”) and servicer advance investments, which are held on the Company’s consolidated balance sheets and generate income primarily through interest income, rental revenue and other investment portfolio revenues.

The Company’s Commercial Real Estate segment includes the ownership, operation and management of a portfolio of commercial real estate (“CRE”) assets, primarily Class A office properties located in New York City and San Francisco. The segment reflects the Company’s expansion into CRE equity ownership and operations, including the acquisition of Paramount Group, Inc. and certain of its affiliates (“Paramount” or “Elecor”) in December 2025. The Company manages these assets as part of its broader CRE platform, generating revenues primarily from rental revenue and other property-related revenues. In April 2026, the Company announced the rebranding of the Paramount platform to Elecor Properties.

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

Reclassifications — Certain prior period amounts in Rithm Capital’s consolidated financial statements and respective notes have been reclassified to be consistent with the current period presentation. In particular, the Company reclassified gains and losses related to certain derivatives and government and government-backed securities economically hedging MSRs that were previously reported within realized and unrealized gains (losses), net, to the change in fair value of MSRs and MSR financing receivables, net of economic hedges line item on the consolidated statements of operations. Such reclassifications had no impact on net income, total assets, total liabilities, stockholders’ equity or cash position.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Risks and Uncertainties — In the normal course of its business, Rithm Capital primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the residential mortgage loans underlying Rithm Capital’s Excess MSRs, MSRs, MSR financing receivables, servicer advance investments, RMBS issued by either public trusts or private label securitization (“PLS”) entities and loans. If a servicer or subservicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated. The Company is also subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

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

For the complete listing of the significant accounting policies, see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606 - Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted this ASU on January 1, 2026 on a prospective basis and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies the guidance for identifying the accounting acquirer in business combinations effected primarily by exchanging equity interests when the legal acquiree is a VIE that meets the definition of a business. This ASU is effective for the Company on January 1, 2027, with early adoption permitted and is applied prospectively to acquisitions after the adoption date. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

3. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Acquisition of Paramount Group, Inc.

The Company completed the acquisition of Elecor (f/k/a Paramount Group) on December 19, 2025 pursuant to the Agreement and Plan of Merger (including the schedules and exhibits thereto) (the “Elecor Acquisition”) for total consideration of approximately $1.8 billion, which includes transaction costs that were capitalized as part of the asset acquisition. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values on a pro-rata basis. No goodwill was recognized in connection with the acquisition.

Acquisition of Crestline Management, L.P.

The Company completed the acquisition of Crestline on December 1, 2025 pursuant to the Purchase and Sale Agreement (the “Crestline Acquisition”) as part of its strategy to expand its asset management capabilities by integrating Crestline’s private credit, fund liquidity and insurance and reinsurance strategies with the Company’s existing real estate and credit platforms. The Company accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

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

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates. The Company’s assessment of fair value of assets acquired and liabilities assumed in connection with the Crestline Acquisition remains preliminary as of March 31, 2026 and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The measurement period will not exceed one year from the acquisition date of December 1, 2025. The most significant items for which the purchase price allocation remains open include intangible assets, other assets, deferred tax assets, other liabilities and goodwill. Measurement period adjustments, if any, will be recognized in the period in which they are determined, with a corresponding adjustment to goodwill. The final acquisition accounting adjustments, including those resulting from conforming Crestline’s accounting policies to those of the Company’s, could differ materially.

Intangible assets acquired consist of customer relationships, management contracts, trade names, insurance licenses and value of businesses acquired (“VOBA”). Rithm Capital amortizes finite-lived intangible assets on a straight-line basis over their respective useful lives. The following table presents the details of identifiable intangible assets acquired and the respective estimated useful lives:

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three months ended March 31, 2025, prepared as if the Crestline Acquisition had been consummated on January 1, 2024:

Three Months Ended
Pro Forma	March 31, 2025
Revenues	$1,015,623
Income before income taxes	54,947

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

4. SEGMENT REPORTING

Rithm Capital conducts its business and generates substantially all of its revenues primarily in the U.S. through operating segments that have been aggregated into the following reportable segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general, administrative and operating expenses, corporate cash and related interest income, the Senior Unsecured Notes (as defined in Note 17) and related interest expense and restricted cash and redeemable non-controlling interest related to Class A ordinary shares of Rithm Acquisition Corp., a special purpose acquisition company (the “SPAC”),which is consolidated by the Company.

During the first quarter of 2026, the Company reevaluated and revised the composition of its reportable segments based on changes in the financial information regularly provided to the Company’s chief operating decision maker (“CODM”) for purposes of assessing performance and allocating resources. CRE activities previously reflected within the Asset Management segment are now reflected within a new Commercial Real Estate segment. Prior-period segment information has been recast to conform to the current-period presentation.

The structure of the reportable segments is differentiated by the nature of the Company’s business activities, which is consistent with the reporting structure of the Company’s internal organization, as well as by the financial information used by the Company’s CODM to make decisions regarding the Company’s business, including resource allocation and performance assessment. The Company’s CODM is the Chief Executive Officer.

The Origination and Servicing segment generates revenue through servicing fee revenue, interest income and gain on originated and sold residential mortgage loans. The Residential Transitional Lending segment generates revenue through interest income related to the origination and management of a portfolio of short-term mortgage loans to fund the construction and development of, or investment in, residential properties. The Asset Management segment generates revenue primarily through management and incentive fees based primarily on assets under management (“AUM”) and performance of funds and accounts managed by the Company. The Investment Portfolio segment generates revenue from certain real estate securities, SFR properties, residential mortgage loans, consumer loans and certain ancillary and equity method investments primarily in the form of interest income and other investment portfolio revenues. The Commercial Real Estate segment generates revenue from rental revenue and real estate-related fee income from CRE properties owned and managed by the Company.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Three Months Ended March 31, 2026
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$579,288	$—	$—	$—	$—	$—	$579,288
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(211,456))	(204,229)	—	—	—	—	—	(204,229)
Servicing revenue, net	375,059	—	—	—	—	—	375,059
Interest income	234,877	87,659	38,897	95,967	1,832	2,645	461,877
Gain on originated residential mortgage loans, held-for-sale, net	194,972	—	—	13,278	—	—	208,250
Asset management revenue	—	—	104,818	—	1,769	—	106,587
Rental revenue	—	—	—	20,487	171,204	—	191,691
Other revenue	23,333	—	—	6,385	7,054	—	36,772
Total Revenue	828,241	87,659	143,715	136,117	181,859	2,645	1,380,236
Interest expense and warehouse line fees	215,797	35,659	6,173	76,555	58,462	38,016	430,662
Other segment expenses(A)	151,269	6,537	49,811	25,109	84,000	19,276	336,002
Compensation and benefits	207,074	20,822	113,016	5,115	11,282	21,101	378,410
Depreciation and amortization	6,088	1,943	11,526	8,482	64,605	—	92,644
Total Operating Expenses	580,228	64,961	180,526	115,261	218,349	78,393	1,237,718
Realized and unrealized gains (losses), net	—	(606)	(1,394)	(13,034)	(120)	—	(15,154)
Other income, net	2,614	1,055	9,476	11,694	2,035	2	26,876
Total Other Income (Loss)	2,614	449	8,082	(1,340)	1,915	2	11,722
Income (Loss) before Income Taxes	$250,627	$23,147	$(28,729)	$19,516	$(34,575)	$(75,746)	$154,240
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to legal and professional services, loan origination and servicing, information technology and property and maintenance. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional services, information technology, occupancy and insurance business. The Investment Portfolio segment’s other segment expenses primarily include expenses related to legal and professional services, loan servicing and SFR property and maintenance. The Commercial Real Estate segment’s other segment expenses primarily include property operating expenses.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
March 31, 2026
Investments(A)	$18,736,571	$3,203,281	$1,021,920	$4,176,120	$5,126,122	$—	$32,264,014
Cash and cash equivalents(A)	1,120,631	108,928	224,173	24,009	164,409	4,026	1,646,176
Restricted cash(A)	156,171	23,467	8,501	35,606	262,510	235,943	722,198
Other assets(A)	8,268,652	140,151	1,412,154	2,514,872	349,531	5,420	12,690,780
Goodwill	29,468	55,731	231,444	—	—	—	316,643
Assets of consolidated entities(A)	—	974,188	1,605,855	3,154,690	—	—	5,734,733
Total Assets	$28,311,493	$4,505,746	$4,504,047	$9,905,297	$5,902,572	$245,389	$53,374,544
Debt(A)	$16,780,281	$2,647,509	$434,608	$5,096,739	$3,956,881	$1,259,284	$30,175,302
Other liabilities(A)	5,723,796	59,613	1,250,252	459,954	303,928	963,912	8,761,455
Liabilities of consolidated entities(A)	—	864,407	1,342,418	2,725,667	—	—	4,932,492
Total Liabilities	22,504,077	3,571,529	3,027,278	8,282,360	4,260,809	2,223,196	43,869,249
Redeemable Non-controlling Interests of Consolidated Subsidiaries	—	—	120,484	—	—	240,654	361,138
Total Stockholders’ Equity	5,807,416	934,217	1,356,285	1,622,937	1,641,763	(2,218,461)	9,144,157
Non-controlling interests in equity of consolidated subsidiaries	9,576	—	73,445	58,370	392,689	—	534,080
Stockholders’ Equity in Rithm Capital Corp.	$5,797,840	$934,217	$1,282,840	$1,564,567	$1,249,074	$(2,218,461)	$8,610,077
Investments in Equity Method Investees	$26,892	$28,363	$242,399	$325,904	$186,047	$—	$809,605

December 31, 2025
Total Assets(A)	$27,459,943	$4,057,146	$4,514,978	$10,687,181	$5,885,235	$458,643	$53,063,126
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs, including funds and CFEs that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Three Months Ended March 31, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$570,801	$—	$—	$—	$—	$—	$570,801
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(146,891))	(333,378)	—	—	—	—	—	(333,378)
Servicing revenue, net	237,423	—	—	—	—	—	237,423
Interest income	292,561	66,508	9,413	71,790	—	988	441,260
Gain on originated residential mortgage loans, held-for-sale, net	151,494	—	—	8,295	—	—	159,789
Asset management revenue	—	—	87,672	—	—	—	87,672
Rental revenue	—	—	—	19,402	—	—	19,402
Other revenue	25,738	—	—	5,633	—	—	31,371
Total Revenue	707,216	66,508	97,085	105,120	—	988	976,917
Interest expense and warehouse line fees	292,948	31,701	14,089	59,636	—	20,680	419,054
Other segment expenses(A)	143,767	4,831	31,591	22,992	—	9,797	212,978
Compensation and benefits	172,702	14,391	65,330	1,162	—	17,882	271,467
Depreciation and amortization	7,659	1,567	7,384	7,954	—	4	24,568
Total Operating Expenses	617,076	52,490	118,394	91,744	—	48,363	928,067
Realized and unrealized gains (losses), net	—	2,043	(6,280)	3,094	—	—	(1,143)
Other income (loss), net	(118)	(141)	7,838	1,489	—	5	9,073
Total Other Income (Loss)	(118)	1,902	1,558	4,583	—	5	7,930
Income (Loss) before Income Taxes	$90,022	$15,920	$(19,751)	$17,959	$—	$(47,370)	$56,780
(A)The Origination and Servicing segment’s other segment expenses primarily include expenses related to loan origination and servicing, information technology, occupancy and legal and professional services. The Residential Transitional Lending segment’s other segment expenses primarily include expenses related to loan origination, occupancy and information technology. The Asset Management segment’s other segment expenses primarily include expenses related to legal and professional services, information technology and occupancy. The Investment Portfolio segment’s other segment expenses primarily include expenses related to loan servicing and SFR property and maintenance.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance at December 31, 2025	$10,359,141
Acquisitions	3,360
Originations(A)	341,910
Sales	2,415
Change in Fair Value due to:
Realization of cash flows(B)	(212,536)
Change in valuation inputs and assumptions	365,643
Balance at March 31, 2026	$10,859,933
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $46.8 million of MSRs capitalized through co-issue with third parties for the three months ended March 31, 2026.
(B)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Three Months Ended March 31,
	2026	2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$530,599	$526,810
Ancillary and other fees	48,689	43,991
Servicing fee revenue, net and fees	579,288	570,801
Change in Fair Value due to:
Realization of cash flows(A)	(211,456)	(146,891)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	361,586	(395,025)
Gains (losses) on MSR economic hedges	(354,359)	208,538
Servicing Revenue, Net	$375,059	$237,423
(A)Net of realization of cash flows related to MSR financing liability of $1.1 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
(B)Net of change in valuation inputs and assumptions related to MSR financing liability of $(4.1) million and $(4.8) million for the three months ended March 31, 2026 and 2025, respectively.

The following table summarizes MSRs and MSR financing receivables by type as of March 31, 2026 and December 31, 2025:

	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
March 31, 2026
GSE	$374,604,926	6.2	$6,398,083
Non-Agency	66,397,709	5.6	914,163
Ginnie Mae	152,626,485	6.2	3,547,687
Total / Weighted Average	$593,629,120	6.1	$10,859,933
December 31, 2025
GSE	$376,982,090	6.2	$6,051,855
Non-Agency	66,874,608	5.6	894,988
Ginnie Mae	151,675,782	6.1	3,412,298
Total / Weighted Average	$595,532,480	6.1	$10,359,141
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the fair value for this investment. As of March 31, 2026 and December 31, 2025, weighted average discount rates of 8.1% (range of 7.6% – 10.3%) and 8.4% (range of 8.0% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae mortgage-backed securities (“MBS”) and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of March 31, 2026 and December 31, 2025, Rithm Capital reflected approximately $4.4 billion and $4.0 billion, respectively, in residential mortgage loans subject to repurchase and residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of March 31, 2026 and December 31, 2025, Rithm Capital held approximately $0.6 billion and $0.5 billion, respectively, of such repurchased loans, which are classified as held-for-sale (“HFS”) and are presented within residential mortgage loans on the consolidated balance sheets.

Onity MSR Financing Receivable Transactions

Onity Group Inc. (formerly known as Ocwen Financial Corporation), together with certain affiliates, and subsequently PHH Mortgage Corporation (“PHH”), entered into agreements with the Company to sell MSR-related assets, including certain rights to MSRs and other related assets. As of March 31, 2026, approximately $8.2 billion of underlying loan UPB associated with these sales has not received required consents and/or certain other conditions to transfer have not been met. The economics of the MSR-related assets are transferred through an interim arrangement until all required consents are obtained and other transfer conditions are satisfied. Accordingly, these amounts are presented as MSR financing receivables within mortgage servicing rights and MSR financing receivables, at fair value on the consolidated balance sheets.

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	March 31, 2026	December 31, 2025
California	15.7%	15.8%
Florida	8.0%	8.1%
Texas	6.7%	6.7%
New York	5.7%	5.7%
Washington	5.0%	5.0%
New Jersey	3.9%	3.9%
Virginia	3.8%	3.8%
Maryland	3.5%	3.4%
Georgia	3.2%	3.2%
Illinois	3.2%	3.2%
Other U.S.	41.3%	41.2%
	100.0%	100.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of March 31, 2026 and December 31, 2025 was $242.6 billion and $242.8 billion, respectively. Rithm Capital earned servicing revenue of $87.0 million and $76.0 million for the three months ended March 31, 2026 and 2025, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented in general, administrative and operating in the consolidated statements of operations. As of March 31, 2026, PHH and Valon Mortgage, Inc. subserviced 5.0% and 3.6% of owned MSRs, respectively, with the remaining 91.4% of owned MSRs serviced by Newrez (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages it services (Note 25). These servicer advances are recorded when advanced and are included in servicer advances receivable on the consolidated balance sheets.

The table below summarizes the type of advances included in the servicer advances receivable:

	March 31, 2026	December 31, 2025
Principal and interest advances	$477,821	$539,371
Escrow advances (taxes and insurance advances)	1,496,041	1,735,259
Foreclosure advances	1,021,328	941,658
Gross advance balance(A)(B)(C)	2,995,190	3,216,288
Reserves, impairment, unamortized discount, net of recovery accruals	(129,634)	(125,675)
Total Servicer Advances Receivable	$2,865,556	$3,090,613
(A)Includes $616.9 million and $738.7 million as of March 31, 2026 and December 31, 2025 of servicer advances receivable related to GSE MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $557.4 million and $576.7 million as of March 31, 2026 and December 31, 2025 of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., rank “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or delinquent, the Company provisioned $123.7 million, or 4.1%, and $121.5 million, or 3.8%, for expected non-recovery of advances as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance at December 31, 2025	$121,537
Provision	20,192
Write-offs	(17,981)
Balance at March 31, 2026	$123,748

See Note 17 regarding the financing of MSRs and servicer advances receivable.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

6. GOVERNMENT AND GOVERNMENT-BACKED SECURITIES

Government and government-backed securities include Agency securities issued by the GSEs or Ginnie Mae and Treasury securities. The following table summarizes Agency and Treasury securities classified as available-for-sale (“AFS”) or designated at fair value under the FVO election:

	March 31, 2026								December 31, 2025
	Outstanding Face Amount	Gross Unrealized			Number of Securities	Weighted Average
		Gains	Losses	Carrying Value(A)		Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities Designated as AFS:
Agency(C)(D)	$63,932	$—	$—	$57,372	1	3.5%	3.5%	11.0	$58,523
Securities Designated at FVO:
Agency(C)	5,037,477	65,914	(11,321)	4,984,397	22	5.0%	5.0%	7.4	5,171,616
Total / Weighted Average	$5,101,409	$65,914	$(11,321)	$5,041,769	23	5.0%	5.0%	7.4	$5,230,139
(A)Carrying value is equal to the fair value for all securities. See Note 18 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)All fixed-rate as of March 31, 2026 and December 31, 2025.
(D)Expected loss is realized through allowance for credit losses.

The following table summarizes Treasury securities classified as held-to-maturity (“HTM”):

						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value(A)	Unrecognized Gains (Losses)	Number of Securities	Yield	Life (Years)
Treasury Securities Designated as HTM:
March 31, 2026	$25,000	$24,985	$24,985	$—	1	3.5%	0.02
December 31, 2025	25,000	24,766	24,762	(4)	1	3.5%	0.30
(A)See Note 18 regarding the fair value measurements.

The following table summarizes purchases and sales of Agency and Treasury securities:

	Three Months Ended March 31,
	2026		2025
	Treasury	Agency	Treasury(A)	Agency
Purchases:
Face	$—	$—	$25,000	$1,355,800
Purchase price	—	—	24,732	1,326,895

Sales:
Face	$—	$—	$—	$1,274
Amortized cost	—	—	—	1,349
Sale price	—	—	—	1,291
Gain (loss) on sale	—	—	—	(58)
(A)Excludes Treasury short sales. Refer to Note 16 for information regarding short sales.

As of March 31, 2026, Rithm Capital had no unsettled government and government-backed securities trades.

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

Loans are accounted for based on Rithm Capital’s strategy and management’s intent and on whether the loan was credit-impaired at the date of acquisition. As of March 31, 2026, Rithm Capital accounts for loans based on the following categories:

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

The following table summarizes residential mortgage loans outstanding by loan type:

	March 31, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,243,943	$3,137,744	8,090	6.0%	25.8	$3,265,142

Residential mortgage loans, HFI, at fair value	$337,179	$308,284	6,474	7.7%	3.5	$324,688
Residential Mortgage Loans, HFS:
Acquired performing loans	47,285	42,904	1,467	6.6%	3.3	45,861
Acquired non-performing loans(C)	14,097	11,834	160	8.7%	3.0	10,930
Residential mortgage loans, HFS	61,382	54,738	1,627	7.1%	3.2	56,791
Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(D)	953,717	960,281	2,509	6.2%	10.8	1,612,154
Acquired non-performing loans(C)(E)	422,929	395,504	1,692	5.4%	27.8	299,413
Originated loans	3,364,858	3,418,934	10,525	6.2%	28.6	3,515,914
Residential mortgage loans, HFS, at fair value	4,741,504	4,774,719	14,726	6.1%	24.9	5,427,481
Total Residential Mortgage Loans	$5,140,065	$5,137,741	22,827			$5,808,960
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
(C)Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(D)Includes $216.8 million UPB of Ginnie Mae early buyout options.
(E)Includes $414.2 million UPB of Ginnie Mae early buyout options on accrual status as recovery of contractual cash flows are guaranteed by the FHA as of March 31, 2026.

See Note 17 regarding the financing of residential mortgage loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans on the consolidated balance sheets:

	March 31, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$4,638,582	$4,668,485	$29,903	$5,358,662	$5,437,702	$79,040
90+	501,483	469,256	(32,227)	405,526	371,258	(34,268)
Total	$5,140,065	$5,137,741	$(2,324)	$5,764,188	$5,808,960	$44,772

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity of residential mortgage loans on the consolidated balance sheets:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2025	$324,688	$56,791	$5,427,481	$5,808,960
Originations	—	—	14,373,240	14,373,240
Sales	—	—	(16,256,051)	(16,256,051)
Purchases/additional fundings	—	—	1,791,770	1,791,770
Proceeds from repayments	(10,482)	(1,755)	(54,180)	(66,417)
Net transfer of loans to/from other assets(A)	—	(138)	(498,499)	(498,637)
Transfer of loans to REO	(825)	(68)	(256)	(1,149)
Valuation (provision) reversal on loans	—	(92)	—	(92)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(2,565)	—	(557)	(3,122)
Other factors	(2,532)	—	(8,229)	(10,761)
Balance at March 31, 2026	$308,284	$54,738	$4,774,719	$5,137,741
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

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended March 31,
	2026	2025
Loss on residential mortgage loans originated and sold, net(A)	$(113,689)	$(159,650)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	(41,340)	12,789
MSRs retained on transfer of residential mortgage loans(C)	295,138	319,148
Other(D)	16,180	21,982
Realized gain on sale of originated residential mortgage loans, net	156,289	194,269
Change in fair value of residential mortgage loans	(26,208)	12,599
Change in fair value of interest rate lock commitments (Note 16)	(8,047)	23,093
Change in fair value of derivative instruments (Note 16)	86,216	(70,172)
Gain on Originated Residential Mortgage Loans, HFS, Net	$208,250	$159,789
(A)Includes residential mortgage loan origination fees of $208.9 million and $197.6 million in the three months ended March 31, 2026 and 2025, respectively. Includes gain on residential mortgage loan securitizations accounted for as sales of $41.8 million and $15.4 million for the three months ended March 31, 2026 and 2025, respectively.
(B)Represents settlement of forward securities delivery commitments utilized as an economic hedge for mortgage loans not included within forward loan sale commitments.
(C)Represents the initial fair value of the capitalized MSRs upon loan sales with servicing retained.
(D)Includes fees for services associated with the residential mortgage loan origination process.

8. CONSUMER LOANS

Rithm Capital’s consumer loan portfolio consists of (i) consumer loans acquired from Upgrade, Inc. (the “Upgrade loans” or “Upgrade”), (ii) consumer loans acquired from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) and (iii) consumer loans acquired from SpringCastle (the “SpringCastle loans” or “SpringCastle”).

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

Pursuant to the forward flow agreement with Upgrade, entered into by the Company on July 31, 2025 (the “Effective Date”), Rithm Capital will purchase $1.0 billion UPB of consumer home improvement loans over the period from the Effective Date through the expiry on October 31, 2026. As of March 31, 2026, the Company has purchased $667.3 million UPB of loans under this agreement. Each individual purchase is at Rithm Capital’s discretion, prices are negotiated on a best efforts basis, and the Company’s obligation to acquire the loans is subject to certain conditions.

The Company has invested in SpringCastle loans with an aggregate of $128.6 million of unfunded and available revolving credit privileges as of March 31, 2026. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at the Company’s discretion.

The following table summarizes characteristics of the consumer loan portfolio classified as HFI and measured at fair value under the fair value option election:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
March 31, 2026
SpringCastle	$154,569	$155,406	18.0%	3.5
Marcus	258,897	128,884	11.2%	0.6
Upgrade	544,915	521,004	13.4%	10.8
Total Consumer Loans	$958,381	$805,294	13.6%	6.9
December 31, 2025
SpringCastle	$164,119	$167,807	18.0%	3.7
Marcus	295,074	166,473	11.2%	0.6
Upgrade	471,651	450,119	13.5%	10.9
Total Consumer Loans	$930,844	$784,399	13.6%	6.4

See Note 17 regarding the financing of consumer loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans:

	March 31, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$151,676	$152,528	$852	$160,524	$164,175	$3,651
90+	2,893	2,878	(15)	3,595	3,632	37
Total SpringCastle	154,569	155,406	837	164,119	167,807	3,688

Marcus:
Current	$114,064	$114,406	$342	$151,530	$151,985	$455
90+	144,833	14,478	(130,355)	143,544	14,488	(129,056)
Total Marcus	258,897	128,884	(130,013)	295,074	166,473	(128,601)

Upgrade:
Current	$544,101	$520,226	$(23,875)	$471,108	$449,601	$(21,507)
90+	814	778	(36)	543	518	(25)
Total Upgrade	544,915	521,004	(23,911)	471,651	450,119	(21,532)

	$958,381	$805,294	$(153,087)	$930,844	$784,399	$(146,445)
(A)Consumer loans are carried at fair value. See Note 18 regarding fair value measurements.

The following table summarizes the activity for consumer loans for the period:

Balance at December 31, 2025	$784,399
Additional fundings(A)	3,995
Purchases	134,374
Proceeds from repayments	(124,100)
Accretion of loan discount and premium amortization, net	6,075
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(2,315)
Other factors	2,866
Balance at March 31, 2026	$805,294
(A)Represents draws on consumer loans with revolving privileges.

9. REAL ESTATE, NET

The following table presents the composition of real estate, net:

	March 31, 2026	December 31, 2025
Commercial real estate	$5,149,491	$5,156,248
Single-family rental properties	1,009,236	1,004,917
REO	15,832	14,570
Real Estate, Net	$6,174,559	$6,175,735

Commercial Real Estate

The Company owns and operates a portfolio of high-quality, Class A office properties in New York City and San Francisco, which are managed as part of the Company’s broader real estate platform. CRE properties are classified as HFI carried at cost less accumulated depreciation and any impairment and presented within real estate, net on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the net carrying value of CRE:

	Depreciable Life (Years)(A)	March 31, 2026	December 31, 2025
Commercial Real Estate Tangible Assets:
Land	N/A	$1,735,920	$1,721,869
Buildings and improvements	5 to 40	2,351,207	2,300,895
Total commercial real estate tangible assets, at cost		4,087,127	4,022,764
Accumulated depreciation		(36,047)	(4,007)
Total commercial real estate tangible assets, net		4,051,080	4,018,757

Commercial Real Estate Intangible Assets:
In-place leases	7.8	1,043,395	1,044,592
Above-market leases	7.8	100,168	99,831
Total commercial real estate intangible assets, gross		1,143,563	1,144,423

In-place leases accumulated amortization		(40,056)	(6,347)
Above-market leases		(5,096)	(585)
Total accumulated amortization		(45,152)	(6,932)

Total commercial real estate intangible assets, net		1,098,411	1,137,491

Commercial Real Estate, Net		$5,149,491	$5,156,248
(A)The estimated useful lives of CRE intangible assets represents the weighted-average useful life.

Depreciation expense of CRE was $31.1 million for the three months ended March 31, 2026 and is presented in depreciation and amortization in the consolidated statements of operations. Amortization expense of lease intangible assets was $39.1 million for the three months ended March 31, 2026 and is presented in depreciation and amortization in the consolidated statements of operations, except as it relates to the amortization of above-market leases, which is included in rental revenue in the consolidated statements of operations.

The following table summarizes the activity for the period related to the net carrying value of CRE:

	Commercial Real Estate Tangible Assets	Commercial Real Estate Intangible Assets	Total Commercial Real Estate, Net
Balance at December 31, 2025	$4,018,757	$1,137,491	$5,156,248
Acquisitions and capital improvements	39,726	—	39,726
Other	23,734	—	23,734
Depreciation and amortization expense	(31,137)	(39,080)	(70,217)
Balance at March 31, 2026	$4,051,080	$1,098,411	$5,149,491

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes rental revenue and other variable revenue based on the specific lease terms presented in rental revenue on the consolidated statements of operations for the period:

	Three Months Ended March 31,
	2026	2025
Rental revenue	$152,081	$—
Other variable revenue	19,123	—
Total	$171,204	$—

The following table summarizes the future minimum rental revenue under existing leases on CRE properties as of March 31, 2026:

April 1 through December 31, 2026	$390,334
2027	539,543
2028	582,960
2029	575,547
2030	529,687
2031 and thereafter	2,523,726
Total	$5,141,797

The following table summarizes the expected future amortization expense for lease intangible assets as of March 31, 2026:

Year Ending	Amortization Expense
April 1 through December 31, 2026	$118,280
2027	160,809
2028	157,321
2029	145,588
2030	120,763
2031 and thereafter	395,650
$1,098,411

In connection with the Elecor Acquisition, the Company recognized intangible liabilities related to below-market leases, which are presented in accrued expenses and other liabilities in the consolidated balance sheets. See Note 14 for further details.

Single-Family Rental Properties

The Company manages a geographically diversified portfolio of high-quality SFR properties. The Company owns SFR properties classified as both HFI and HFS. SFR properties HFI are carried at cost less accumulated depreciation and impairment. SFR properties HFS are managed for near term sale and disposition and are measured at the lower of carrying value or fair value less estimated cost to sell and are not subject to depreciation. SFR properties HFI and HFS are presented within real estate, net on the consolidated balance sheets.

The following table summarizes the net carrying value of investments in SFR properties:

	March 31, 2026	December 31, 2025
Land	$196,067	$192,335
Building	764,001	759,716
Capital improvements	166,909	163,496
Total gross investment in SFR properties	1,126,977	1,115,547
Accumulated depreciation	(117,741)	(110,630)
Investment in SFR Properties, Net	$1,009,236	$1,004,917

Depreciation expense was $7.2 million and $7.4 million for the three months ended March 31, 2026 and 2025, respectively, and is presented in depreciation and amortization in the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2025	$999,102	$5,815	$1,004,917
Acquisitions and capital improvements	17,865	—	17,865
Transfers to (from) HFS/HFI	(63,394)	63,394	—
Dispositions	—	(6,316)	(6,316)
Depreciation expense	(7,230)	—	(7,230)
Balance at March 31, 2026	$946,343	$62,893	$1,009,236

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years.

The following table summarizes rental revenue and other variable revenue presented in rental revenue and other income (loss), net, respectively, on the consolidated statements of operations based on the specific lease terms for the period:

	Three Months Ended March 31,
	2026	2025
Rental revenue	$20,487	$19,402
Other variable revenue	2,199	2,330
Total	$22,686	$21,732

The following table summarizes the future minimum rental revenue under existing leases on SFR properties as of March 31, 2026:

April 1 through December 31, 2026	$36,050
2027 and thereafter	11,122
Total	$47,172

The following table summarizes SFR portfolio activity for the period by number of properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2025	3,985	21	4,006
Acquisition of SFR properties	42	—	42
Transfer to (from) HFS/HFI	(228)	228	—
Disposition of SFR properties	—	(23)	(23)
Balance at March 31, 2026	3,799	226	4,025

See Note 17 regarding the financing of SFR properties.

10. RESIDENTIAL TRANSITION LOANS

The Company, through its wholly owned subsidiary, Genesis, specializes in originating and managing a portfolio of primarily short-term mortgage loans to fund the construction and development of, or investment in, residential properties.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes residential transition loans (“RTLs”), at fair value and RTLs held by consolidated entities by loan type:

	Residential Transition Loans - Carrying Value(A)	Residential Transition Loans of Consolidated Entities - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
March 31, 2026
Construction	$1,124,603	$486,363	$1,610,966	36.3%	523	31.5%	10.6%	24.1	72.7% / 62.0%
Bridge	1,625,842	524,175	2,150,017	48.4%	560	33.8%	9.2%	24.7	67.4%
Renovation	447,368	229,809	677,177	15.3%	576	34.7%	9.6%	16.4	80.5% / 66.3%
	$3,197,813	$1,240,347	$4,438,160	100.0%	1,659	100.0%	9.8%	22.0	N/A

December 31, 2025
Construction	$1,018,250	$485,049	$1,503,299	38.4%	400	29.8%	11.1%	21.6	71.8% / 61.3%
Bridge	1,339,198	514,400	1,853,598	47.4%	507	37.8%	9.4%	25.7	67.8%
Renovation	342,416	215,361	557,777	14.2%	435	32.4%	9.7%	14.4	81.3% / 67.5%
	$2,699,864	$1,214,810	$3,914,674	100.0%	1,342	100.0%	10.1%	22.1	N/A
(A)RTLs are carried at fair value under the FVO election. Certain RTLs of consolidated entities, classified as CFEs, are valued based on the more observable financial liabilities of consolidated CFEs and are classified as Level 3. See Note 18 regarding fair value measurements.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity of loans included in residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$2,699,864
Purchases	14,204
Initial loan advances	1,021,612
Construction holdbacks and draws	345,093
Repayments and sales	(600,840)
Transfer of loans to REO	(2,357)
Transfers to assets of consolidated entities	(274,318)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(12,306)
Other factors	6,861
Balance at March 31, 2026	$3,197,813

The Company is subject to credit risk in connection with its investments in mortgage loans, including RTLs. The two primary components of credit risk are default risk, which is the risk that a borrower fails to make scheduled principal and interest payments, and severity risk, which is the risk of loss upon a borrower’s default on a mortgage loan or other secured or unsecured loan. Severity risk includes the risk of loss of value of the property or other asset, if any, securing the loan, as well as the risk of loss associated with taking over the property or other asset, if any, including foreclosure costs.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	March 31, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$3,100,129	$3,112,633	$12,504	$2,593,228	$2,610,258	$17,030
90+	97,498	85,180	(12,318)	100,921	89,606	(11,315)
Total	$3,197,627	$3,197,813	$186	$2,694,149	$2,699,864	$5,715

See Note 17 regarding the financing of RTLs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

11. INSURANCE

Insurance company investments, at fair value

The following table presents the composition of insurance company investments, at fair value:

	March 31, 2026	December 31, 2025
Securities	$157,011	$135,472
Commercial mortgage loans	419,459	397,982
Private credit	445,450	373,000
Insurance Company Investments, at Fair Value	$1,021,920	$906,454

The following table summarizes the securities held by the insurance company at fair value:

	March 31, 2026								December 31, 2025
	Outstanding Face Amount(C)	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
		Gains	Losses			Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities Measured at FVO:
Asset-backed and mortgage-backed securities	$438,951	$1,160	$(3,702)	$128,419	239	2.3%	7.2%	4.4	$93,729
Corporate debt	19,991	140	(199)	19,761	153	4.6%	4.8%	7.1	20,141
Government and Agency securities	10,460	34	(25)	6,034	13	2.6%	4.3%	5.4	18,036
Other	2,811	2	(15)	2,797	13	5.8%	5.9%	5.3	3,566
Total / Weighted Average	$472,213	$1,336	$(3,941)	$157,011	418	2.4%	6.8%	4.8	$135,472
(A)Carrying value is equal to the fair value for all securities. See Note 18 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)Includes interest only securities for which no principal payment is expected.

The following table summarizes the commercial mortgage loans and private credit held by the insurance company at fair value:

	March 31, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Commercial mortgage loans, HFI, at fair value	$390,660	$419,459	43	10.3%	1.4	$397,982
Private credit, at fair value	450,934	445,450	88	10.0%	3.4	373,000
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate UPB and aggregate carrying value of commercial mortgage loans, HFI, at fair value on the consolidated balance sheets:

	March 31, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$382,625	$415,134	$32,509	$386,642	$387,401	$759
90+	8,035	4,325	(3,710)	13,093	10,581	(2,512)
Total	$390,660	$419,459	$28,799	$399,735	$397,982	$(1,753)

The following table summarizes the activity of commercial mortgage loans, HFI, at fair value and private credit, at fair value for the period presented:

	Commercial Mortgage Loans, HFI, at Fair Value	Private Credit, at Fair Value
Balance at December 31, 2025	$397,982	$373,000
Purchases	68,546	87,956
Paydowns	(53,936)	(14,038)
Other(A)	1,880	(2,283)
Fair Value Adjustments due to:
Other factors(B)	4,987	815
Balance at March 31, 2026	$419,459	$445,450
(A)Includes interest reserve used, payment-in-kind interest, foreign exchange (“FX”) adjustments and accretion.
(B)There were no fair value adjustments due to changes in instrument-specific credit risk in the current period.

Interest sensitive insurance contract liabilities

Interest sensitive insurance contract liabilities primarily include fixed indexed annuities (“FIAs”) and deferred annuities, including multi-year guaranteed annuities. The Company, through its wholly owned subsidiary, Crestline Life and Insurance Annuity Company (“CL Life”), also issues single premium immediate annuities, which provide fixed benefit payments commencing shortly after contract issuance.

The following represents a rollforward of the policyholder account balance by product within interest sensitive insurance contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Fixed Indexed Annuities	Deferred Annuities
Balance as of December 31, 2025	$74,033	$880,464
Deposits	13,587	93,600
Policy charges	—	17
Surrenders and withdrawals	(52)	(9,017)
Benefit payments	(72)	(6,074)
Interest credited	471	12,842
Balance as of March 31, 2026	$87,967	$971,832
Weighted average crediting rate	4%	6%
Net amount at risk	$—	$—
Cash surrender value	79,496	897,961

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following is a reconciliation of interest sensitive insurance contract liabilities to the consolidated balance sheets:

	March 31, 2026	December 31, 2025
Fixed indexed annuities	$87,967	$74,033
Deferred annuities	971,832	880,464
Other(A)	9,556	5,712
Interest Sensitive Insurance Contract Liabilities	$1,069,355	$960,209
(A)Primarily includes single premium immediate annuities.

The following presents policyholder account balances related to deferred annuity contracts by the applicable guaranteed minimum crediting rate and by range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	March 31, 2026
	At Guaranteed Minimum	1 Basis Point to 300 Basis Points Above Guaranteed Minimum	301 Basis Points to 400 Basis Points Above Guaranteed Minimum	401 Basis Points to 500 Basis Points Above Guaranteed Minimum	501 Basis Points to 600 Basis Points Above Guaranteed Minimum	Greater than 600 Basis Points Above Guaranteed Minimum	Total
1.0%	$—	$1,152	$31,304	$805,539	$75,227	$58,610	$971,832

	December 31, 2025
	At Guaranteed Minimum	1 Basis Point to 300 Basis Points Above Guaranteed Minimum	301 Basis Points to 400 Basis Points Above Guaranteed Minimum	401 Basis Points to 500 Basis Points Above Guaranteed Minimum	501 Basis Points to 600 Basis Points Above Guaranteed Minimum	Greater than 600 Basis Points Above Guaranteed Minimum	Total
1.0%	$—	$1,183	$14,517	$743,815	$68,976	$51,973	$880,464

Reinsurance Recoverable

The Company entered into a funds withheld coinsurance and modified coinsurance agreement with a special purpose reinsurer ceding 90% of its annuity business. Under the arrangement, the Company established a segregated account from the general investment portfolio in which the investments supporting the ceded obligations are maintained. The Company retains legal ownership of the investments supporting the ceded reserves and withholds investments equal to the ceded reserves. The reinsurer has a contractual claim on the funds withheld and is credited with investment returns in accordance with the terms of the agreement. Gross reinsurance recoverable and funds withheld obligations are recorded as a single net deposit position and are presented within other assets or accrued expenses and other liabilities, as applicable (Note 13).

12. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

Rithm Capital considers all highly liquid short-term investments with maturities of 90 days or less when purchased to be cash equivalents. Substantially all amounts on deposit with major financial institutions exceed federally insured deposit limits.

Restricted cash consists of cash collateral pledges related to secured financing and securitizations, amounts restricted or escrowed under loan agreements for debt service, real estate taxes, property insurance and capital improvements, security deposits held on behalf of tenants, lease obligations and cash proceeds held in a trust account from the initial public offering (“IPO”) of the SPAC that can only be used for purposes of completing an initial business combination or redemption of the SPAC’s Class A ordinary shares as set forth in the SPAC trust agreement.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to the total of the same amounts presented in the consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,646,176	$1,847,626
Restricted Cash:
Restricted cash	722,198	809,312
Restricted cash of consolidated entities(A)	94,594	132,475
Total restricted cash	816,792	941,787

Total Cash, Cash Equivalents and Restricted Cash	$2,462,968	$2,789,413
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

The following table summarizes restricted cash balances by reporting segment including corporate category:

	March 31, 2026	December 31, 2025
Investment Portfolio(A)	$52,553	$62,554
Origination and Servicing	156,171	174,667
Residential Transitional Lending(A)	36,854	56,031
Asset Management(A)	72,761	119,228
Commercial Real Estate	262,510	290,872
Corporate Category(B)	235,943	238,435
Total Restricted Cash	$816,792	$941,787
(A)Includes restricted cash related to consolidated entities presented within investments, at fair value and other assets on the consolidated balance sheets.
(B)Restricted cash in the corporate category primarily relates to cash held in a trust account related to the Company’s consolidated SPAC.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

13. OTHER ASSETS AND LIABILITIES

Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Collateralized loan obligations (“CLOs”), at fair value	$378,559	$362,280	Accounts payable	$282,952	$253,931
Derivative and hedging assets (Note 16)	142,397	46,747	Accrued compensation and benefits	181,339	457,783
Deferred tax asset	6,224	6,437	Net deferred tax liability	885,802	849,415
Due from related parties	44,055	75,729	Derivative and hedging liabilities (Note 16)	81,463	101,346
Equity investments(A)	1,093,327	1,029,524	Due to affiliates	5,926	4,557
Excess MSRs, at fair value	314,933	323,564	Escheat payable	211,842	184,942
Goodwill (Note 14)	316,643	316,643	MSR financing liability, at fair value	79,244	76,266
Income and fees receivable	78,960	337,712	Interest payable	144,070	158,072
Intangible assets, net (Note 14)	368,265	369,999	Intangible liabilities, net (Note 14)	121,022	125,156
Loans receivable, at fair value(B)	11,568	11,396	Lease liability (Note 15)	169,662	173,814
Margin receivable, net(C)	195,520	126,396	Notes receivable financing liability(E)	380,804	377,989
Non-Agency securities, at fair value	834,332	759,633	Open trades payable	3,992	5,700
Notes receivable, at fair value(D)	469,732	460,631	RTL financing liability, at fair value	68,674	82,489
Operating lease ROU assets (Note 15)	128,024	123,143	Unearned income and fees	13,237	9,346
Other receivables	223,248	174,386	Deposit liability(F)	37,287	34,806
Prepaid expenses	114,675	72,660	Other liabilities	418,062	454,031
Principal and interest receivable	143,100	136,488		$3,085,378	$3,349,643
Property and equipment	63,119	82,908
Servicer advance investments, at fair value	284,260	294,322
Servicing fee receivables	187,658	180,655
Warrants, at fair value	71,441	13,253
Other assets	244,209	279,470
	$5,714,249	$5,583,976
(A)Includes equity investments in (i) certain real estate joint ventures and redevelopment projects, (ii) various real estate services operating companies, (iii) funds managed by the Company, (iv) the Credit Risk Transfer LLC (as defined in Note 18) that holds exposure in residential mortgage loan warehouse lines (measured at fair value under the FVO election), (v) Rithm Property Trust common and preferred securities, (vi) Newrez Joint Ventures (as defined in Note 19) and (vii) Adoor Property Management LLC (“APM”).
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
(E)Includes a secured borrowing with an UPB of $371.4 million resulting from a transaction that did not qualify for sale accounting under ASC 860, for which the Company has elected the FVO.
(F)The Company entered into a funds withheld coinsurance and modified coinsurance agreement with a special purpose reinsurer ceding 90% of its annuity business. Amounts due to and from the reinsurer, including deposit-accounted reinsurance balances and funds-withheld obligations, are recorded on a net basis and a single net deposit position is presented within other assets or other liabilities, as applicable. As of March 31, 2026, the gross reinsurance recoverable asset and funds-withheld obligations were $916.9 million and $954.1 million, respectively, and are presented as a net deposit liability in the table above. As of December 31, 2025, the gross reinsurance recoverable asset and funds-withheld obligations were $826.0 million and $860.8 million, respectively, and are presented as a net deposit liability in the table above.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2025	$460,631	$11,396	$472,027
Fundings	4,596	—	4,596
Payment in kind	1,809	172	1,981
Fair Value Adjustments due to:
Other factors(A)	2,696	—	2,696
Balance at March 31, 2026	$469,732	$11,568	$481,300
(A)There were no fair value adjustments due to changes in instrument-specific credit risk in the current period.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	March 31, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value(A)	Carrying Value Under UPB	UPB	Carrying Value(A)	Carrying Value Under UPB
Current	$566,977	$481,300	$(85,677)	$560,400	$472,027	$(88,373)
90+	8,038	—	(8,038)	8,038	—	(8,038)
Total	$575,015	$481,300	$(93,715)	$568,438	$472,027	$(96,411)
(A)Notes and loans receivable are carried at fair value. See Note 18 regarding fair value measurements.

14. GOODWILL AND INTANGIBLE ASSETS

As a result of acquisitions, the Company recognized intangible assets in the form of management contracts, customer relationships, purchased technology, trademarks and trade names, licenses and VOBA. The Company also recognized goodwill on certain acquisitions. Goodwill and intangible assets are presented within other assets on the consolidated balance sheets, except for in-place lease and above-market lease intangible assets, which are presented within real estate, net on the consolidated balance sheets.

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Total
Balance at December 31, 2025	$29,468	$55,731	$231,444	$316,643
Impairment loss	—	—	—	—
Balance at March 31, 2026	$29,468	$55,731	$231,444	$316,643

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Intangible Assets

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	March 31, 2026	December 31, 2025
Gross Intangible Assets:
Management contracts	2 to 11	$358,415	$347,415
Customer relationships	2 to 9	79,753	79,753
Purchased technology	3 to 7	115,843	113,606
Trademarks / Trade names(A)	1 to 11	13,999	13,999
VOBA(B)	(B)	2,401	2,401
Licenses	Indefinite	27,084	27,084
		597,495	584,258
Accumulated Amortization:
Management contracts		65,193	58,420
Customer relationships		49,215	42,437
Purchased technology		107,043	106,171
Trademarks / Trade names		7,611	7,231
VOBA		168	—
		229,230	214,259
Intangible Assets, Net:
Management contracts		293,222	288,995
Customer relationships		30,538	37,316
Purchased technology		8,800	7,435
Trademarks / Trade names(A)		6,388	6,768
VOBA(B)		2,233	2,401
Licenses		27,084	27,084
Intangible Assets, Net		$368,265	$369,999
(A)Includes indefinite-lived intangible assets of $1.9 million as of March 31, 2026 and December 31, 2025.
(B)VOBA, an actuarial intangible asset arising from the Crestline Acquisition, is amortized on a basis consistent with the related policyholder liabilities over the remaining life of each contract.

The Company did not record any impairment loss on its intangible assets for the three months ended March 31, 2026 and 2025.

The following table summarizes the amortization expense recorded by the Company related to the intangible assets included in the table above. Amortization expense related to intangible assets is included in general, administrative and operating in the consolidated statements of operations.

	Three Months Ended March 31,
	2026	2025
Amortization expense	$14,971	$13,448

The following table summarizes the expected future amortization expense for intangible assets as of March 31, 2026:

Year Ending	Amortization Expense
April 1 through December 31, 2026	$41,505
2027	53,405
2028	53,117
2029	50,028
2030	42,671
2031 and thereafter	98,579
$339,305

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Intangible Liabilities

The following table summarizes the acquired identifiable intangible liabilities recognized as a result of the Elecor Acquisition, which are presented within accrued expenses and other liabilities in the consolidated balance sheets:

	Weighted-Average Useful Lives (Years)	March 31, 2026	December 31, 2025
Below-market leases	7.8	$126,185	$125,760
Accumulated amortization		5,163	604
Intangible Liabilities, Net		$121,022	$125,156

The following table summarizes the amortization expense recorded by the Company related to its intangible liabilities. Amortization related to below-market leases is recognized in rental revenue in the consolidated statements of operations.

	Three Months Ended March 31,
	2026	2025
Amortization expense	$4,559	$—

The following table summarizes the expected future amortization for intangible liabilities as of March 31, 2026:

Year Ending	Amortization
April 1 through December 31, 2026	$13,340
2027	17,633
2028	15,718
2029	13,626
2030	11,862
2031 and thereafter	48,843
$121,022

In connection with the Elecor Acquisition, the Company recognized intangible assets related to in-place leases and above-market leases, which are presented in real estate, net in the consolidated balance sheets. See Note 9 for further details.
15. LEASES

Rithm Capital, through its wholly owned subsidiaries, has non-cancelable operating leases on office space and data centers expiring through 2035, and a non-cancelable operating ground lease expiring in 2075. Rent expense, net of sublease income, totaled $8.6 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying assets for the lease term and lease liabilities represent obligations to make lease payments arising from the leases. In addition, the Company has finance leases for computer hardware. As of March 31, 2026, the Company has pledged collateral related to its lease obligations of $7.6 million, which is presented as part of restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 13).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
April 1 through December 31, 2026	$34,235	$—	$34,235
2027	47,909	228	48,137
2028	37,248	—	37,248
2029	35,309	—	35,309
2030	10,270	—	10,270
2031 and thereafter	43,817	—	43,817
Total remaining undiscounted lease payments	208,788	228	209,016
Less: imputed interest	39,341	13	39,354
Total Remaining Discounted Lease Payments	$169,447	$215	$169,662

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $23.7 million due in the future periods.

Other information related to leases is summarized below:

	March 31, 2026	December 31, 2025
Weighted Average Remaining Lease Term (Years):
Operating leases	6.2	6.3
Finance leases	1.3	1.5

Weighted Average Discount Rate:
Operating leases	6.6%	6.7%
Finance leases	7.9%	7.9%

	Three Months Ended March 31,
Supplemental Information	2026	2025
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$11,858	$11,386
Operating cash flows - finance leases	1	3
Finance cash flows - finance leases	226	225
Supplemental Non-Cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU assets obtained in exchange for new operating lease liabilities	$329	$14,146

See Note 9 for further information on leases of CRE and SFR properties.

16. DERIVATIVES AND HEDGING

The Company enters into economic hedges including interest rate swaps, to-be-announced forward contract positions (“TBAs”) and futures to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of March 31, 2026, the Company also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and other economic hedging instruments are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	March 31, 2026	December 31, 2025
Derivative and Hedging Assets:
Interest rate swaps and futures(A)	$1,002	$406
IRLCs	34,286	29,839
TBAs	93,074	6,070
Embedded derivatives(B)	9,490	8,109
Foreign exchange forwards	3,090	812
Other commitments(C)	1,455	1,511
	$142,397	$46,747
Derivative and Hedging Liabilities:
IRLCs	$20,885	$8,390
TBAs	9,989	47,001
Other commitments(D)	34,871	31,542
Stock options	50	3
Foreign exchange forwards	673	1,758
Embedded derivatives(B)	14,995	12,652
	$81,463	$101,346
(A)Net of $179.8 million and $34.7 million of related variation margin accounts as of March 31, 2026 and December 31, 2025, respectively.
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
(D)Relates to (i) an agreement, classified as a derivative, with an affiliate, which could result in the Company’s subsidiary being required to make a payment under certain circumstances dependent upon amounts realized from an investment of the affiliate, subject to a maximum amount of $25.5 million and (ii) a consolidated joint venture with a third party to invest in an affiliated fund that is subject to a redemption right after a certain period and is separately accounted for as a derivative.

The following table summarizes notional amounts related to derivatives and other hedging instruments:

	March 31, 2026	December 31, 2025
Interest rate swaps(A)	$439,000	$2,476,346
Interest rate futures(B)	20,410,000	14,535,000
IRLCs	6,048,593	4,377,044
TBAs(C)	24,630,958	21,568,758
Other commitments	68,828	59,262
Embedded derivatives(D)	1,950,562	1,752,960
Foreign exchange forwards	57,063	109,830
(A)Includes $0.1 billion notional of pay fixed of 3.4%/pay Secured Overnight Financing Rate (“SOFR”) with a weighted average maturity of 36 months, as of March 31, 2026. Includes $2.2 billion notional of receive fixed of 3.4%/pay SOFR with a weighted average maturity of 15 months as of December 31, 2025.
(B)Represents $20.4 billion notional of Eris SOFR swap futures with weighted average maturities of 46 months that replicate cash flows of receive fixed/pay SOFR interest rate swaps as of March 31, 2026. Represents a $14.5 billion notional Eris SOFR swap future with weighted average maturity of 44 months that replicates cash flows of receive fixed/pay SOFR interest rate swaps as of December 31, 2025.
(C)Represents the notional amount of Agency RMBS classified as derivatives.
(D)Represents $962.5 million associated with ceded reserves, $34.0 million associated with FIA contracts and $954.1 million associated with funds withheld arrangements as of March 31, 2026. Represents $865.8 million associated with ceded reserves, $26.4 million associated with FIA contracts and $860.8 million associated with funds withheld arrangements as of December 31, 2025.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Servicing Revenue, Net:
TBAs	$(103,815)	$100,351
Interest rate swaps	(6,729)	(3,867)
Interest rate futures	(198,452)	5,981
	(308,996)	102,465
Gain (Loss) on Originated Residential Mortgage Loans, HFS, Net(A):
IRLCs	(8,047)	23,093
TBAs	86,216	(70,172)
	78,169	(47,079)
Realized and Unrealized Gains (Losses), Net(B):
Interest rate swaps	4,253	(8,467)
Stock options	(41)	39
Embedded derivatives(C)	(301)	—
Foreign exchange forwards	(1,035)	(1,387)
	2,876	(9,815)

Total Gain (Loss)	$(227,951)	$45,571
(A)Represents unrealized gain (loss).
(B)Excludes $41.3 million loss and $12.8 million gain for the three months ended March 31, 2026 and 2025, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

17. DEBT OBLIGATIONS

The following table summarizes secured financing agreements, secured notes, bonds payable and notes payable and other liabilities of consolidated entities:

	March 31, 2026									December 31, 2025
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans(D)	$4,554,632	$4,554,632	Apr-26 to Mar-28	5.3%	0.7	$5,066,029	$5,106,529	$5,075,888	23.4	$5,091,525
Warehouse credit facilities - RTLs(E)	2,447,509	2,447,509	Jul-26 to Mar-28	5.8%	1.6	2,905,105	2,902,811	2,902,811	1.1	2,019,808
Government and government-backed securities(G)	5,023,687	5,023,687	Apr-26 to Dec-26	3.9%	0.4	5,101,409	4,993,585	5,239,373	8.1	5,130,519
Non-Agency securities(D)	960,358	960,358	Apr-26 to Oct-27	5.2%	0.2	15,323,398	1,287,998	1,355,747	4.7	936,424
Jupiter(F)	110,688	110,688	Dec-26	6.4%	0.8	192,500	192,500	194,286	0.3	110,688
Excess MSRs(E)	202,000	201,774	Sep-26	6.0%	0.5	46,627,179	258,534	296,193	5.9	201,660
CLOs(E)	268,777	267,246	Jan-30 to Jul-39	4.8%	9.2	269,649	N/A	269,056	9.2	257,796
Real estate(E)	357,602	357,602	May-26 to Mar-28	6.3%	0.7	N/A	403,520	402,253	N/A	15,382
Total secured financing agreements	13,925,253	13,923,496		4.9%	0.9					13,763,802
Secured Notes and Bonds Payable:
MSRs(H)	6,928,837	6,914,714	Jul-26 to Nov-31	6.7%	2.4	585,039,626	8,836,675	10,722,050	6.2	6,785,138
Servicer advance investments(I)	212,172	212,172	Oct-27	6.2%	1.6	252,683	273,459	284,260	7.1	229,069
Servicer advances(I)	2,293,638	2,293,853	May-26 to Jun-29	6.2%	1.8	2,712,432	2,712,432	2,712,432	0.7	2,528,896
Consumer loans(J)	701,229	682,103	Oct-26 to Sep-37	3.7%	1.5	958,381	809,571	805,294	6.9	660,565
Real estate(K)	4,594,495	4,447,319	Jun-26 to Aug-30	4.5%	2.3	N/A	4,464,476	4,464,476	N/A	4,755,270
RTLs(L)	200,000	200,000	Jul-26	5.8%	0.3	219,334	219,334	220,129	0.5	200,000
Other investments(E)	75,000	75,000	Feb-30	5.7%	3.9	N/A	N/A	N/A	N/A	40,000
CLOs(E)	2,010	2,010	Jul-30	—%	0.0	3,306	N/A	2,533	0.0	4,832
Total secured notes and bonds payable	15,007,381	14,827,171		5.8%	2.2					15,203,770
Notes Payable and Secured Financing of Consolidated Entities
Consolidated funds(M)	1,260,404	1,247,663	Aug-27 to Jan-38	5.5%	9.6	1,318,973	N/A	1,339,152	3.9	1,209,739
Residential mortgage loans	2,825,219	2,708,387	Mar-41 to Feb-56	4.2%	25.8	3,243,943	N/A	3,137,744	25.8	2,820,922
RTLs	861,949	863,334	Mar-39 to Sep-39	6.2%	13.2	904,294	N/A	919,806	0.8	867,141
Total notes payable and secured financing of consolidated entities	4,947,572	4,819,384		4.9%	19.5					4,897,802
Total / Weighted Average	$33,880,206	$33,570,051		5.3%	4.2					$33,865,374
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $90.6 million and $119.4 million as of March 31, 2026 and December 31, 2025, respectively.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on non-Agency securities retained through consolidated securitizations.
(E)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(F)Refers to a repurchase agreement with an interest equal to the sum of (i) a floating rate equal to SOFR and (ii) a margin of 2.8%.
(G)Repurchase agreements are based on a fixed-rate. Collateral carrying value includes margin deposits.
(H)Includes $5.7 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.8%; and $1.3 billion of MSR notes with fixed interest rates ranging 3.1% to 7.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes $1.5 billion of debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.5% to 2.8%; and $1.0 billion of debt with fixed interest rates ranging from 3.9% to 5.3%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(J)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $97.8 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7%, (ii) $100.1 million of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 2.4% and (iii) $450.3 million of debt collateralized by the Upgrade loans with an interest rate of SOFR plus a margin of 1.6%.
(K)Includes $4.6 billion of fixed rate notes which bear interest ranging from 3.0% to 6.7%.
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

As of March 31, 2026, Rithm Capital has margin exposure on $13.9 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of secured debt obligations for the period:

	Servicer Advances and Excess MSRs(A)	MSRs	Government and Government-Backed and Other Securities	Residential Mortgage Loans	Consumer Loans	Real Estate, Net	RTLs	Asset Management, CLOs and Consolidated Funds	Total
Balance at December 31, 2025	$2,959,625	$6,785,138	$6,106,943	$8,023,135	$660,565	$4,770,652	$3,086,949	$1,472,367	$33,865,374
Secured Financing Agreements:
Borrowings	—	—	7,884,582	21,209,483	—	342,615	1,592,905	18,399	31,047,984
Repayments	—	—	(7,967,480)	(21,746,377)	—	(395)	(1,165,204)	(5,132)	(30,884,588)
FX remeasurement	—	—	—	—	—	—	—	(3,862)	(3,862)
Capitalized deferred financing costs, net of amortization	114	—	—	—	—	—	—	45	159
Secured Notes and Bonds Payable:
Borrowings	605,628	860,000	35,000	—	114,761	—	—	2,038	1,617,427
Repayments	(857,759)	(731,425)	—	—	(93,387)	(313,678)	—	(4,832)	(2,001,081)
FX remeasurement	—	—	—	—	—	—	—	(28)	(28)
Unrealized gain on notes, fair value	—	—	—	—	(132)	10,004	—	—	9,872
Capitalized deferred financing costs, net of amortization	191	1,001	—	—	296	(4,277)	—	—	(2,789)
Notes Payable and Secured Financing of Consolidated Entities:
Deconsolidation of VIEs	—	—	—	(451,800)	—	—	—	—	(451,800)
Borrowings	—	—	—	460,905	—	—	—	121,852	582,757
Repayments	—	—	—	(107,070)	—	—	—	(77,361)	(184,431)
Unrealized (gain) loss on notes, fair value	—	—	—	(14,569)	—	—	(4,373)	(6,567)	(25,509)
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	566	—	566
Balance at March 31, 2026	$2,707,799	$6,914,714	$6,059,045	$7,373,707	$682,103	$4,804,921	$3,510,843	$1,516,919	$33,570,051
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes (as defined below), as of March 31, 2026 are as follows:

Year Ending	Non-recourse(A)	Recourse(B)	Total
April 1 through December 31, 2026	$2,935,130	$12,210,537	$15,145,667
2027	2,948,353	2,071,295	5,019,648
2028	971,512	984,725	1,956,237
2029	1,440,000	3,432,971	4,872,971
2030	1,877,621	575,000	2,452,621
2031 and thereafter	5,458,062	250,000	5,708,062
	$15,630,678	$19,524,528	$35,155,206
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated entities of $2.2 billion, $8.5 billion, $0.0 billion, and $4.9 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs and notes payable of consolidated entities of $11.9 billion, $6.3 billion, $1.3 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of March 31, 2026:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, RTLs, Jupiter and real estate	$6,925,688	$3,803,315	$3,122,373
Loan originations	6,327,000	3,667,115	2,659,885
CLOs	543,800	268,778	275,022
Excess MSRs	350,000	202,000	148,000

Secured Notes and Bonds Payable:
MSRs	7,448,837	6,928,837	520,000
Servicer advances	5,370,000	2,505,810	2,864,190
Real estate	200,000	158,476	41,524

Liabilities of Consolidated Entities:
Consolidated funds	123,000	41,274	81,726
	$27,288,325	$17,575,605	$9,712,720
(A)Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of March 31, 2026.

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

Prior to July 15, 2027, the Company is entitled at its option, at any time and from time to time, to redeem the 2030 Senior Notes in whole or in part at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable redemption date, and accrued but unpaid interest, if any, to, but excluding the applicable date of redemption. In addition, prior to July 15, 2027, the Company is entitled at its option on one or more occasions to redeem the 2030 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2030 Senior Notes originally issued at a redemption price of 108.000%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated June 20, 2025, by and between the Company and U.S. Bank Trust Company, National Association, pursuant to which the 2030 Senior Notes were issued (the “2030 Notes Indenture”)).

The Company incurred fees of approximately $5.4 million in relation to the issuance of the 2030 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2030 Senior Notes, the Company recognized interest expense of $9.9 million for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the unamortized debt issuance cost was approximately $4.7 million and $5.0 million, respectively.

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

The 2030 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2030 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company, and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2030 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2026, the Company was in compliance with all covenants.

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

Prior to April 1, 2026, the Company is entitled at its option, at any time and from time to time, to redeem the 2029 Senior Notes in whole or in part at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable redemption date, and accrued but unpaid interest, if any, to, but excluding the applicable date of redemption. In addition, prior to April 1, 2026, the Company was entitled at its option on one or more occasions to redeem the 2029 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2029 Senior Notes originally issued at a redemption price of 108.000%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”)).

The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, the Company recognized interest expense of $15.3 million and $16.3 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the unamortized discount and debt issuance cost was approximately $11.0 million and $11.8 million, respectively.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2029 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of March 31, 2026, the Company was in compliance with all covenants.

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

2025 Senior Unsecured Notes

The Company’s senior unsecured notes due October 15, 2025 (the “2025 Senior Notes” and, together with the 2030 Senior Notes and the 2029 Senior Notes, the “Senior Unsecured Notes”) were fully redeemed during the second quarter of 2025 when the Company redeemed the remaining $275.0 million aggregate principal amount outstanding for cash of $278.7 million, inclusive of accrued and unpaid interest. As a result, the Company recognized a loss on extinguishment of debt of $0.7 million during 2025.

Interest expense related to the 2025 Senior Notes was $4.2 million for the three months ended March 31, 2025. There was no interest expense recognized related to the 2025 Senior Notes for the three months ended March 31, 2026.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Tax Receivable Agreement

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

The estimated undiscounted future payment under the TRA was $249.7 million as of March 31, 2026. The carrying value of the TRA liability measured at amortized cost was $165.4 million and $162.8 million as of March 31, 2026 and December 31, 2025, respectively, with interest expense recognized under the effective interest method. The TRA liability is presented within unsecured notes, net of issuance costs on the consolidated balance sheets.

The table below presents the Company’s estimate as of March 31, 2026, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
April 1 through December 31, 2026	$18,360
2027	18,788
2028	17,471
2029	17,478
2030	16,566
2031 and thereafter	161,062
$249,725

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments measured at amortized cost for which fair value is disclosed, as of March 31, 2026 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$46,627,179	$314,933	$—	$—	$314,933	$—	$314,933
MSRs and MSR financing receivables(A)	593,629,120	10,859,933	—	—	10,859,933	—	10,859,933
Servicer advance investments	252,683	284,260	—	—	284,260	—	284,260
Government and government-backed securities(B)	5,126,409	5,066,754	24,985	5,041,769	—	—	5,066,754
Non-Agency securities	8,582,596	834,332	—	—	834,332	—	834,332
Residential mortgage loans, HFS	61,382	54,738	—	—	54,738	—	54,738
Residential mortgage loans, HFS, at fair value	4,741,504	4,774,719	—	4,749,970	24,749	—	4,774,719
Residential mortgage loans, HFI, at fair value	337,179	308,284	—	—	308,284	—	308,284
Residential mortgage loans subject to repurchase	4,427,618	4,427,618	—	4,427,618	—	—	4,427,618
Consumer loans	958,381	805,294	—	—	805,294	—	805,294
Derivative and hedging assets	25,709,862	142,397	—	97,166	45,231	—	142,397
Residential transition loans	3,197,627	3,197,813	—	—	3,197,813	—	3,197,813
Insurance company investments, at fair value	1,313,807	1,021,920	3,174	38,884	979,862	—	1,021,920
Notes receivable	555,409	469,732	—	—	469,732	—	469,732
Loans receivable	19,606	11,568	—	—	11,568	—	11,568
Equity investment, at fair value	192,500	194,141	—	—	194,141	—	194,141
CLOs	383,756	378,559	—	255,330	123,229	—	378,559
Investments of consolidated entities - funds(C)	1,483,281	1,444,978	—	813,892	345,301	285,785	1,444,978
Investments of consolidated entities - loan securitizations(C)	4,148,237	4,057,550	—	3,137,744	919,806	—	4,057,550
Other assets	N/A	388,647	61,189	—	164,316	163,142	388,647
		$39,038,170	$89,348	$18,562,373	$19,937,522	$448,927	$39,038,170
Liabilities:
Secured financing agreements	$13,925,253	$13,923,496	$—	$13,656,250	$268,630	$—	$13,924,880
Secured notes and bonds payable(D)	15,007,381	14,827,171	—	—	14,821,048	—	14,821,048
Unsecured notes, net of issuance costs	1,524,725	1,424,635	—	—	1,394,869	—	1,394,869
Residential mortgage loan repurchase liability	4,427,618	4,427,618	—	4,427,618	—	—	4,427,618
Derivative and hedging liabilities	27,939,345	81,463	50	10,662	70,751	—	81,463
MSR financing liability(A)	7,883,130	79,244	—	—	79,244	—	79,244
Notes receivable financing liability	371,446	380,804	—	—	385,101	—	385,101
RTL financing liability	68,674	68,674	—	—	68,674	—	68,674
Notes payable and secured financing of consolidated entities - funds(C)	1,260,404	1,247,663	—	1,046,876	200,787	—	1,247,663
Notes payable of consolidated entities - loan securitizations(C)	3,687,168	3,571,721	—	2,708,387	863,334	—	3,571,721
		$40,032,489	$50	$21,849,793	$18,152,438	$—	$40,002,281
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, Excess MSRs and MSR financing liability. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Treasury securities classified as Level 1 and held at amortized cost basis of $25.0 million (see Note 6).
(C)Includes assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $134.3 million of SCFT 2020-A (as defined in Note 19) MBS as of March 31, 2026, for which the FVO for financial instruments was elected.
(E)The table excludes cash and cash equivalents and other short-term receivables and payables for which the carrying value approximates fair value due to their short term nature and are classified within Level 1.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2025 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$47,862,469	$323,564	$—	$—	$323,564	$—	$323,564
MSRs and MSR financing receivables(A)	595,532,480	10,359,141	—	—	10,359,141	—	10,359,141
Servicer advance investments	258,157	294,322	—	—	294,322	—	294,322
Government and government-backed securities(B)	5,255,355	5,254,905	24,762	5,230,139	—	—	5,254,901
Non-Agency securities	8,507,851	759,633	—	—	759,633	—	759,633
Residential mortgage loans, HFS	63,426	56,791	—	—	56,791	—	56,791
Residential mortgage loans, HFS, at fair value	5,351,566	5,427,481	—	5,402,325	25,156	—	5,427,481
Residential mortgage loans, HFI, at fair value	349,196	324,688	—	—	324,688	—	324,688
Residential mortgage loans subject to repurchase	3,952,792	3,952,792	—	3,952,792	—	—	3,952,792
Consumer loans	930,844	784,399	—	—	784,399	—	784,399
Derivative and hedging assets	8,280,512	46,747	—	7,288	39,459	—	46,747
Residential transition loans	2,694,149	2,699,864	—	—	2,699,864	—	2,699,864
Insurance company investments, at fair value	924,825	906,454	5,809	33,396	867,249	—	906,454
Notes receivable	549,004	460,631	—	—	460,631	—	460,631
Loans receivable	19,434	11,396	—	—	11,396	—	11,396
Equity investment, at fair value	192,500	194,286	—	—	194,286	—	194,286
CLOs	364,189	362,280	—	249,452	112,828	—	362,280
Investments of consolidated entities - funds(C)	1,389,870	1,397,209	—	782,014	290,335	324,860	1,397,209
Investments of consolidated entities - loan securitizations(C)	4,253,388	4,192,231	—	3,265,142	927,089	—	4,192,231
Other assets	N/A	254,597	42,812	—	107,608	104,177	254,597
		$38,063,411	$73,383	$18,922,548	$18,638,439	$429,037	$38,063,407
Liabilities:
Secured financing agreements	$13,765,718	$13,763,802	$—	$13,506,006	$261,551	$—	$13,767,557
Secured notes and bonds payable(D)	15,403,044	15,203,770	—	—	15,068,083	—	15,068,083
Unsecured notes, net of issuance costs	1,526,203	1,421,088	—	—	1,461,956	—	1,461,956
Residential mortgage loan repurchase liability	3,952,792	3,952,792	—	3,952,792	—	—	3,952,792
Derivative and hedging liabilities	36,598,688	101,346	3	48,759	52,584	—	101,346
MSR financing liability(A)	8,126,218	76,266	—	—	76,266	—	76,266
Notes receivable financing liability	371,446	377,989	—	—	382,512	—	382,512
RTL financing liability	82,489	82,489	—	—	82,489	—	82,489
Notes payable of consolidated entities - funds(C)	1,218,425	1,209,739	—	1,006,085	203,654	—	1,209,739
Notes payable of consolidated entities - loan securitizations(C)	3,781,205	3,688,063	—	2,820,922	867,141	—	3,688,063
		$39,877,344	$3	$21,334,564	$18,456,236	$—	$39,790,803
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the periods presented:

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2025	$323,564	$10,359,141	$294,322	$867,249	$875,074	$406,635	$784,399	$760,797	$3,914,674	$18,585,855
Transfers:
Transfers to Level 3(I)	—	—	—	—	21,748	—	—	—	—	21,748
Gain (Loss) Included in Net Income:
Credit loss reversal on securities(E)	—	—	—	—	(205)	—	—	—	—	(205)
Servicing Revenue, Net(F):
Included in servicing revenue	—	153,107	—	—	—	—	—	—	—	153,107
Fair Value Adjustments due to:
Other factors(E)	(908)	—	203	1,258	(443)	2,108	2,866	7,957	886	13,927
Instrument-specific credit risk(E)	—	—	—	—	—	(1,766)	(2,315)	—	(12,306)	(16,387)
Gain (loss) on settlement of investments, net(E)	—	—	—	—	142	—	—	—	—	142
Other income (loss), net(E)	—	—	—	—	(8,893)	(92)	—	(682)	—	(9,667)
Gains included in OCI(G)	—	—	—	—	743	—	—	—	—	743
Interest income	8,200	—	4,807	—	11,097	—	6,075	1,667	—	31,846
Purchases, Sales and Repayments:
Purchases, net(H)	—	3,360	168,360	187,242	130,513	68	134,374	4,768	14,204	642,889
Sales and settlement fundings	—	2,415	—	—	(12,500)	215	3,995	—	—	(5,875)
Proceeds from repayments	(15,923)	—	(183,432)	(76,661)	(34,956)	(13,314)	(124,100)	(9,539)	(870,289)	(1,328,214)
Originations and other	—	341,910	—	774	—	(6,083)	—	49,270	1,390,991	1,776,862
Balance at March 31, 2026	$314,933	$10,859,933	$284,260	$979,862	$982,320	$387,771	$805,294	$814,238	$4,438,160	$19,866,771
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the purpose of this table, the IRLC asset and liability positions and embedded and other commitment derivatives are shown net.
(D)Includes RTLs of consolidated entities classified as Level 3 in the fair value hierarchy.
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
(H)Purchases, net of non-Agency securities includes securities retained through securitizations accounted for as sales.
(I)Transfers to Level 3 financial assets were due to changes in the observability of inputs used in the valuation of such assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2024	$369,162	$10,321,671	$339,646	$—	$1,363,228	$455,726	$665,565	$700,942	$3,140,267	$17,356,207
Transfers:
Transfers out of Level 3(E)	—	—	—	—	(412,268)	(858)	—	—	—	(413,126)
Transfers to Level 3(J)	—	—	—	—	21,809	2,081	—	—	—	23,890
Gain (Loss) Included in Net Income:
Credit loss reversal on securities(F)	—	—	—	—	102	—	—	—	—	102
Servicing Revenue, Net(G):
Included in servicing revenue	—	(538,282)	—	—	—	—	—	—	—	(538,282)
Fair Value Adjustments due to:
Other factors(F)	(915)	—	(1,693)	—	1,903	10,012	(10,810)	23,534	3,010	25,041
Instrument-specific credit risk(F)	—	—	—	—	—	(5,797)	(2,003)	—	(8,561)	(16,361)
Other income (loss), net(F)	—	—	—	—	28,247	1,438	—	8,570	—	38,255
Gains included in OCI(H)	—	—	—	—	4,741	—	—	—	—	4,741
Interest income	4,190	—	5,355	—	7,023	—	5,923	119	—	22,610
Purchases, Sales and Repayments:
Purchases, net(I)	—	—	186,356	—	123,634	239	—	40,031	—	350,260
Sales and settlement fundings	—	664	—	—	(17,641)	(7,216)	6,595	—	—	(17,598)
Proceeds from repayments	(17,514)	—	(208,133)	—	(24,044)	(16,356)	(111,102)	(24,613)	(635,316)	(1,037,078)
Originations and other	—	348,988	—	—	—	5,415	—	—	774,350	1,128,753
Balance at March 31, 2025	$354,923	$10,133,041	$321,531	$—	$1,096,734	$444,684	$554,168	$748,583	$3,273,750	$16,927,414
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the purpose of this table, the IRLC asset and liability positions and embedded and other commitment derivatives are shown net.
(D)Includes RTLs of consolidated entities classified as Level 3 in the fair value hierarchy.
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

The following tables summarize the changes in the Company’s Level 3 financial liabilities measured at fair value on a recurring basis for the periods presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at December 31, 2025	$143,442	$203,654	$867,141	$76,266	$382,512	$82,489	$1,755,504
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	2,977	—	—	2,977
Other income (loss)(B)	(132)	—	(4,373)	—	2,589	—	(1,916)
Purchases, Issuance and Repayments:
Issuance	—	—	—	—	—	3,923	3,923
Repayments	(8,991)	(2,867)	—	—	—	(17,738)	(29,596)
Other	—	—	566	1	—	—	567
Balance at March 31, 2026	$134,319	$200,787	$863,334	$79,244	$385,101	$68,674	$1,731,459
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at December 31, 2024	$185,460	$959,958	$859,023	$101,088	$377,227	$—	$2,482,756
Transfers:
Transfers out of Level 3(A)	—	(367,031)	—	—	—	—	(367,031)
Gains (Losses) Included in Net Income:
Servicing revenue, net(B)	—	—	—	3,634	—	—	3,634
Other income (loss)(C)	(4,833)	(849)	171	—	1,494	—	(4,017)
Purchases, Issuance and Repayments:
Repayments	(11,592)	—	—	—	—	—	(11,592)
Other	—	—	566	(1)	—	—	565
Balance at March 31, 2025	$169,035	$592,078	$859,760	$104,721	$378,721	$—	$2,104,315
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

The following tables summarize certain information regarding the ranges and weighted averages of inputs used:

March 31, 2026
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.2% – 19.3% (6.9%)	0.0% – 13.4% (4.3%)	0.0% – 63.8% (39.4%)	7 – 31 (21)	11 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.6% – 99.9% (6.8%)	0.0% – 100.0% (1.7%)	7.0% – 14.7% (10.3%)	4 – 169 (29)	0 – 40 (23)
Non-Agency	1.7% – 99.0% (8.1%)	3.0% – 100.0% (19.7%)	0.0% – 4.3% (1.5%)	1 – 172 (42)	0 – 57 (21)
Ginnie Mae	1.6% – 87.0% (8.9%)	58.0% – 99.0% (9.5%)	10.5% – 30.6% (26.3%)	19 – 144 (48)	0 – 40 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.6% – 99.9% (7.6%)	0.0% – 100.0% (5.8%)	0.0% – 30.6% (14.8%)	1 – 172 (36)	0 – 57 (24)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

December 31, 2025
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.3% – 13.3% (6.8%)	0.2% – 14.1% (4.7%)	—% – 63.5% (39.3%)	7 – 31 (21)	10 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.5% – 100.0% (7.2%)	0.0% – 100.0% (1.8%)	7.0% – 15.0% (10.5%)	2 – 176 (29)	0 – 40 (23)
Non-Agency	1.7% – 98.3% (8.4%)	15.0% – 100.0% (20.5%)	0.0% – 4.4% (1.3%)	1 – 169 (42)	0 – 59 (22)
Ginnie Mae	1.9% – 97.1% (9.6%)	44.0% – 99.0% (10.1%)	10.5% – 32.6% (26.7%)	19 – 132 (48)	0 – 40 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.7% – 100.0% (8.1%)	0.0% – 100.0% (6.1%)	0.0% – 32.6% (20.0%)	1 – 176 (37)	0 – 59 (24)
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
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of March 31, 2026 and December 31, 2025, weighted average costs of subservicing of $7.22 (range of $7.09 – $7.66) and $7.22 (range of $7.11 – $7.83), respectively, per loan per month was used to value the GSE MSRs. Weighted average costs of subservicing of $11.11 (range of $9.01 – $12.93) and $11.23 (range of $9.08 – $13.36), respectively, per loan per month was used to value the non-Agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $9.80 and $9.88, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 185 bps and 185 bps as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, weighted average discount rates of 8.5% (range of 8.1% – 9.0%) and 8.5% (range of 8.1% – 9.0%), respectively, were used to value Rithm Capital’s Excess MSRs. As of March 31, 2026 and December 31, 2025, weighted average discount rates of 8.1% (range of 7.6% – 10.3%) and 8.4% (range of 8.0% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

When valuing these assets, Rithm Capital uses the following criteria to determine the significant inputs:

•Prepayment Rate: Prepayment rate projections are in the form of a “vector” that varies over the expected life of the pool. The prepayment vector specifies the percentage of the collateral balance that is expected to prepay voluntarily (i.e., pay off) and involuntarily (i.e., default) at each point in the future. The prepayment vector is based on assumptions that reflect macroeconomic conditions like home price appreciation, current level of interest rates as well as loan level factors such as the borrower’s interest rate, Fair Isaac Corporation (“FICO”) score, LTV ratio, debt-to-income ratio and vintage on a loan level basis. Rithm Capital considers historical prepayment experience associated with the collateral when determining this vector and also reviews industry research on the prepayment experience of similar loan pools. This data is obtained from remittance reports, market data services and other market sources.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in GSE MSRs, owned as of March 31, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at March 31, 2026	$6,398,083
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,916,510	$6,647,664	$6,165,956	$5,949,673
Change in Estimated Fair Value:
Amount	$518,427	$249,581	$(232,127)	$(448,410)
Percentage	8.1%	3.9%	(3.6)%	(7.0)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,776,575	$6,579,614	$6,230,247	$6,074,599
Change in Estimated Fair Value:
Amount	$378,492	$181,531	$(167,836)	$(323,484)
Percentage	5.9%	2.8%	(2.6)%	(5.1)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,419,561	$6,409,005	$6,386,816	$6,375,220
Change in Estimated Fair Value:
Amount	$21,478	$10,922	$(11,267)	$(22,863)
Percentage	0.3%	0.2%	(0.2)%	(0.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,355,393	$6,376,738	$6,419,428	$6,440,773
Change in Estimated Fair Value:
Amount	$(42,690)	$(21,345)	$21,345	$42,690
Percentage	(0.7)%	(0.3)%	0.3%	0.7%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in non-Agency MSRs, including MSR financing receivables, owned as of March 31, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at March 31, 2026	$914,163
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,009,056	$959,463	$872,669	$834,559
Change in Estimated Fair Value:
Amount	$94,893	$45,300	$(41,494)	$(79,604)
Percentage	10.4%	5.0%	(4.5)%	(8.7)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$965,342	$938,948	$890,830	$868,816
Change in Estimated Fair Value:
Amount	$51,179	$24,785	$(23,333)	$(45,347)
Percentage	5.6%	2.7%	(2.6)%	(5.0)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$918,857	$916,598	$911,596	$908,927
Change in Estimated Fair Value:
Amount	$4,694	$2,435	$(2,567)	$(5,236)
Percentage	0.5%	0.3%	(0.3)%	(0.6)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$913,226	$913,694	$914,631	$915,100
Change in Estimated Fair Value:
Amount	$(937)	$(469)	$468	$937
Percentage	(0.1)%	(0.1)%	0.1%	0.1%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in Ginnie Mae MSRs, owned as of March 31, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at March 31, 2026	$3,547,687
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,838,548	$3,687,527	$3,417,929	$3,297,280
Change in Estimated Fair Value:
Amount	$290,861	$139,840	$(129,758)	$(250,407)
Percentage	8.2%	3.9%	(3.7)%	(7.1)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,719,306	$3,628,923	$3,474,035	$3,406,699
Change in Estimated Fair Value:
Amount	$171,619	$81,236	$(73,652)	$(140,988)
Percentage	4.8%	2.3%	(2.1)%	(4.0)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,598,651	$3,573,193	$3,522,239	$3,496,868
Change in Estimated Fair Value:
Amount	$50,964	$25,506	$(25,448)	$(50,819)
Percentage	1.4%	0.7%	(0.7)%	(1.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,476,450	$3,512,069	$3,583,306	$3,618,924
Change in Estimated Fair Value:
Amount	$(71,237)	$(35,618)	$35,619	$71,237
Percentage	(2.0)%	(1.0)%	1.0%	2.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
March 31, 2026	2.0%	5.0%	17.6%	19.9 bps	6.5%	20.4
December 31, 2025	2.0%	4.5%	17.9%	19.9 bps	6.5%	20.5
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 5.2 bps and 4.6 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of March 31, 2026 and December 31, 2025, respectively.
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

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
March 31, 2026
Government-backed securities(C)	$5,101,409	$4,993,585	$5,041,769	$—	$5,041,769	2
CLOs(D)	383,756	381,922	255,330	123,229	378,559	2 & 3
Non-Agency and other securities(D)	8,582,596	779,693	809,854	24,478	834,332	3
Insurance company investments - securities(E)	464,446	157,590	153,837	—	153,837	2 & 3
Total	$14,532,207	$6,312,790	$6,260,790	$147,707	$6,408,497
December 31, 2025
Government-backed securities(C)	$5,230,355	$5,119,755	$5,230,139	$—	$5,230,139	2
CLOs(D)	364,189	355,912	249,452	112,828	362,280	2 & 3
Non-Agency and other securities(D)	8,507,851	701,105	732,597	27,036	759,633	3
Insurance company investments - securities(E)	143,399	129,616	129,662	—	129,662	2 & 3
Total	$14,245,794	$6,306,388	$6,341,850	$139,864	$6,481,714
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

For 92.1% and 78.0% of non-Agency securities as of March 31, 2026 and December 31, 2025, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
March 31, 2026	$768,259	4.6% – 18.1% (6.3%)	0.0% – 25.0% (11.5%)	0.0% – 5.3% (0.3%)	0.0% – 55.0% (11.7%)
December 31, 2025	$592,302	4.2% – 18.0% (6.6%)	0.0% – 25.0% (9.2%)	0.0% – 5.3% (0.3%)	0.0% – 55.0% (11.0%)
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
(E)Presented within insurance company investments, at fair value on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loans Valuation

Rithm Capital, through Newrez, originates residential mortgage loans that it intends to sell into the Agencies mortgage-backed securitizations. Residential mortgage loans HFS, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. Newrez also originates non-qualified residential mortgage (“Non-QM”) loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau that it intends to sell to private investors. Residential mortgage loans HFS, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Rithm Capital classifies these valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans HFS for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon (i) internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates, or (ii) consensus pricing (broker quotes) or historical sale transactions for similar loans.

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

The following tables summarize certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of March 31, 2026:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$17,446	6.6% – 9.5% (7.7%)	4.0% – 6.6% (5.5%)	0.9% – 5.0% (2.5%)	33.8% – 62.5% (43.6%)

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	CDR	Current Value of Underlying Properties
Acquired loans	$7,303	8.1% – 9.5% (9.1%)	2.8% – 3.3% (3.0%)	4.9% – 5.0% (5.0%)	294.4% – 294.8% (294.5%)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
March 31, 2026	$308,284	6.6% – 8.6% (7.7%)	4.5% – 6.6% (5.4%)	0.9% – 4.9% (1.8%)	33.8% – 47.9% (41.1%)
December 31, 2025	$324,688	6.1% – 10.5% (7.5%)	5% – 7% (6.9%)	0.9% – 4.8% (1.8%)	28.6% – 46.1% (39.2%)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. Elevated (deflated) default rates or reduced (increased) recovery rates (particularly for unsecured portfolios) would depress (increase) fair value. Default rate changes are often inversely correlated with recovery rate adjustments. The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of March 31, 2026:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$155,406	9.2% – 10.2% (9.4%)	13.1% – 40.2% (14.4%)	0.0% – 9.6% (5.7%)	80.2% - 100.0% (91.4%)
Marcus	128,884	7.5% - 17.6% (8.7%)	0.0% - 22.0% (9.6%)	3.0% - 62.0% (36.0%)	87.5%
Upgrade	521,004	2.9% - 20.0% (7.7%)	2.7% - 33.6% (17.8%)	0.9% - 7.3% (3.4%)	90.0%
Consumer Loans HFI, at Fair Value	$805,294
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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans HFI, at fair value classified as Level 3 as of December 31, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$167,807	9.2% – 10.2% (9.4%)	12.1% – 39.5% (13.5%)	3.2% – 25.9% (5.5%)	80.8% – 100.0% (92.7%)
Marcus	166,473	7.5% – 17.6% (8.5%)	0.0% – 22.0% (11.2%)	3.0% – 62.0% (31.7%)	87.5%
Upgrade	450,119	6.8% – 16.9% (7.8%)	2.7% – 34.0% (17.9%)	0.9% – 7.5% (3.4%)	90.0%
Consumer Loans HFI, at Fair Value	$784,399
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Transition Loans and RTL Financing Liability Valuation

Rithm Capital classifies certain RTLs and related financing liability as Level 3 in the fair value hierarchy. Performing RTLs are valued using an income approach through internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Non-performing RTLs, with UPB of $97.5 million and fair value of $85.2 million as of March 31, 2026 and UPB of $100.9 million and fair value of $89.6 million as of December 31, 2025, were valued using estimated liquidation cash flows, derived based on the estimated value of the collateral and adjusted for estimated recoveries, costs and time to liquidate the assets.

Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs and related financing liability, at fair value classified as Level 3 as of March 31, 2026:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$3,112,633	7.2% – 7.7% (7.7%)	0.0% – 50.0% (47.2%)	—% – 1.8% (0.5%)	25.0%
RTL investments of consolidated entities - funds	320,541	7.8%	50.0%	0.5%	25.0%
RTL financing liability(A)	22,211	7.7%	50.0%	0.5%	25.0%
(A)Excludes $46.5 million of financing liability related to a strategic partnership for which the Company elected fair value option. As of March 31, 2026, the amortized cost approximated fair value.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs, at fair value classified as Level 3 as of December 31, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$2,610,258	7.9% – 8.0% (7.9%)	—% – 50.0% (46.8%)	—% – 1.8% (0.5%)	25.0%
RTL investments of consolidated entities - funds	287,721	7.9%	50.0%	0.5%	25.0%
RTL financing liability(A)	36,150	7.9%	50.0%	0.5%	25.0%
(A)Excludes $46.3 million of financing liability related to a strategic partnership for which the Company elected fair value option. As of December 31, 2025, the amortized cost approximated fair value.

Insurance Company Investments - Private Credit and Commercial Mortgage Loans Valuation

Private investments and commercial mortgage loans held for less than six months are generally measured at fair value using the transaction price, net of transaction costs, plus any accrued interest and upfront fees (including original issue discount) and warrant carve-out accretion, which the Company believes represents fair value at initial recognition. Such investments and loans are not subject to third-party valuation review unless a significant event or change in circumstances occurs that would indicate the transaction price is no longer representative of fair value. As of March 31, 2026 and December 31, 2025, the Company held fair value of $186.0 million and $218.6 million of such instruments, respectively.

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

Fair values are determined by independent third-party valuation specialists using income and market approaches. The valuation specialists may incorporate significant unobservable inputs, such as discount rates, recovery assumptions, valuation multiples, and liquidity adjustments, depending on the nature of the investment and the availability of market data. Since the valuation models used by these specialists are proprietary, the Company does not have visibility into all unobservable inputs. The primary unobservable input evaluated by the Company is the discount rate used to estimate the present value of expected cash flows. Higher discount rates generally decrease fair value, while lower discount rates increase fair value.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Since these inputs are not directly observable and often reflect borrower or issuer‑specific factors, the resulting fair value measurements are inherently subjective. Unobservable inputs used in the valuation models can be interrelated. For example, weaker operating performance may be associated with higher discount rates, lower recovery expectations or reduced valuation multiples, which can magnify the effect of changes in inputs on the fair value measurement. The Company reviews the methodologies and assumptions provided by its valuation specialists and assesses whether the resulting fair values are reasonable in the context of current market conditions.

The following table summarizes certain information regarding the range and weighted average of the discount rates (weighted by fair value) used in valuing private credit, at fair value and commercial mortgage loans, HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate
March 31, 2026	$677,909	8.2% – 45.1% (10.7%)
December 31, 2025	$551,342	8.2% – 45.1% (11.3%)

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
March 31, 2026	$13,401	4.1% – 100.0% (86.1%)	4.0 – 400.1 (250.0)
December 31, 2025	$21,449	4.2% – 100.0% (84.6%)	4.1 – 403.9 (247.4)

Asset-Backed Securities Issued

As of March 31, 2026 and December 31, 2025, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined in Note 19) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust in the SCFT 2020-A securitization. Rithm Capital elected the FVO for the securities and valued them consistently with non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
March 31, 2026	$134,319	6.1%	14.4%	5.7%	91.4%
December 31, 2025	$143,442	5.5%	13.5%	5.5%	92.7%

Notes Receivable, Notes Receivable Financing Liability and Loans Receivable

From time to time, Rithm Capital purchases notes and loans receivable that are generally collateralized by CRE assets. Rithm Capital generally uses internal discounted cash flow pricing models to estimate the fair value of notes receivable, notes receivable financing liability and loans receivable. Due to the fact that the fair value of Rithm Capital’s notes receivable, notes receivable financing liability and loans receivable are based significantly on unobservable inputs, these are classified as Level 3 in the fair value hierarchy.

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

The following table summarizes certain information regarding the fair value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing liability and loans receivable:

	Fair Value	Discount Rate
March 31, 2026
Notes receivable	$469,732	8.1% - 14.0% (9.1%)
Notes receivable financing liability	385,101	5.3%
Loans receivable	11,568	12.0%
December 31, 2025
Notes receivable	$460,631	7.8% - 13.6% (8.8%)
Notes receivable financing liability	382,512	5.1%
Loans receivable	11,396	12.0%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Equity Investments at Fair Value

The Company holds a 70% interest in a limited liability company (the “Credit Risk Transfer LLC”), structured as a credit risk transfer transaction, which directly or indirectly holds and finances exposures to residential mortgage loans through warehouse facilities and repurchase agreements. This equity investment is measured at fair value under the fair value option election. The investment is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of March 31, 2026 and December 31, 2025, the fair value of the investment was $194.1 million and $194.3 million, respectively. As the discount rates of 10.3% and 10.4% used to estimate the fair value of the investment as of March 31, 2026 and December 31, 2025, respectively, were significant unobservable inputs, this investment was classified as Level 3 in the fair value hierarchy.

Other Consolidated Funds

The Company has an interest in a consolidated joint venture that holds an investment in an affiliated real estate fund. The Company measures the investment using the NAV per share pursuant to the practical expedient. While the NAV is intended to reflect the fair value of the underlying fund’s net assets, such value is subject to estimation uncertainty and may differ from values that would be realized upon a liquidation of the underlying investments.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	March 31, 2026			December 31, 2025
Fund Type	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$163,142	Monthly	2 business days	$104,177	Monthly	2 business days

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	March 31, 2026			December 31, 2025
Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$120,801	Monthly – Annually	30 days – 90 days	$162,055	Monthly - Annually	30 days - 90 days
Closed-ended	164,984	None(B)	N/A	162,805	None(B)	N/A
Total	$285,785			$324,860
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

As of March 31, 2026 and December 31, 2025, the structured alternative investment solution had unfunded commitments of $28.6 million and $28.1 million, respectively, related to the closed-ended funds presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of March 31, 2026 and December 31, 2025, notes payable of the structured alternative investment solution with a fair value of $200.8 million and $203.7 million, respectively, were valued using independent pricing services and are classified as Level 3. The Company measures the financial liabilities of its consolidated structured alternative investment solution based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. The notes payable of consolidated CLOs had a fair value of $767.5 million and $751.6 million as of March 31, 2026 and December 31, 2025, respectively, and were valued using independent pricing services. As of March 31, 2026 and December 31, 2025, the Company measured the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs under the CFE election, as the Company believes the fair value of the financial assets were more observable and were classified as Level 2. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. Notes payable of such consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. Refer to Note 19 for further details.

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

Residential Mortgage Loan Securitizations	Investments at Fair Value	Notes Payable at Fair Value
March 31, 2026	$3,137,744	$2,708,387
December 31, 2025	$3,265,142	$2,820,922

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital classifies securitized RTLs as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-Agency securities described above. The following table summarizes the inputs (weighted by fair value) used in valuing the notes payable:

Residential Transition Loans Securitizations	Investments at Fair Value	Notes Payable at Fair Value	Spread(A)	Prepayment Rate(B)	CDR(C)	Loss Severity(D)
March 31, 2026	$919,806	$863,334	1.5% – 11.3% (2.3%)	8.0%	0.8% – 2.0% (1.3%)	10.0%
December 31, 2025	$927,089	$867,141	1.5% – 11.5% (2.3%)	8.0%	0.8% – 2.0% (1.4%)	10.0%
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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans HFS, foreclosed real estate accounted for as REO, SFR properties and certain CRE, Rithm Capital measures the assets at the lower of cost or fair value which may require, from time to time, a non-recurring fair value adjustment.

As of March 31, 2026 and December 31, 2025, assets measured at fair value on a non-recurring basis were $66.2 million and $67.8 million, respectively, which primarily related to residential mortgage loans, HFS. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs (weighted by fair value) used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR(B)	Loss Severity(C)
March 31, 2026
Performing loans	$42,904	6.6% – 9.5% (6.6%)	3.2 – 3.8 (3.3)	4.0% – 6.6% (6.6%)	0.9% – 5.0% (2.3%)	33.8% – 62.5% (34.1%)
Non-performing loans	11,834	8.1% – 9.5% (8.7%)	2.8 – 3.3 (3.0)	4.0% – 4.8% (4.5%)	4.9% – 5.0% (5.0%)	37.2% – 62.5% (47.5%)
Total	$54,738
December 31, 2025
Performing loans	$45,861	6.1% – 8.3% (6.1%)	4.2 – 7.5 (4.3)	4.3% – 7.0% (6.9%)	0.9% – 2.3% (2.3%)	19.0% – 46.1% (33.0%)
Non-performing loans	10,930	10.5% – 12.9% (11.4%)	3.0 – 3.9 (3.6)	3.6% – 5.0% (4.5%)	4.8% – 6.6% (5.5%)	28.6% – 72.1% (45.4%)
Total	$56,791
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

The total change in the recorded value of residential mortgage loans for which a fair value adjustment has been included in the consolidated statements of operations consists of a valuation allowance of $0.1 million and a reversal of valuation allowance of $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

19. VARIABLE INTEREST ENTITIES

In the normal course of business, Rithm Capital enters into transactions with special purpose entities (“SPEs” and each, an “SPE”), which primarily consist of trusts established for a limited purpose. The SPEs have been formed for the purpose of transactions in which the Company transfers assets into an SPE in return for various forms of debt obligations supported by those assets. In these transactions, the Company typically receives cash and/or other interests in the SPE as proceeds for the transferred assets. The Company retains the right to service the transferred receivables. The Company first evaluates whether it holds a variable interest in the entity. Where the Company has a variable interest, it is required to determine whether the entity is a VIE or a VOE, the classification of which will determine the consolidation model that the Company is required to follow when determining whether it should consolidate the entity.

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

Advance Purchaser

Rithm Capital, through a taxable wholly owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of March 31, 2026. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

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

Residential Mortgage Loan Securitizations

The Company securitizes, sells and services residential mortgage loans. Securitization transactions typically involve the use of VIEs and are accounted for either as sales or as secured financings. Certain of these activities may involve SPEs which, by their nature, are deemed to be VIEs.

Rithm Capital sells pools of conforming mortgage loans through Agency sponsored programs with the servicing retained by Newrez. The Company has several financing vehicles in the form of mortgage loan participation and sale agreements with financial institutions, or purchasers, to sell pools of agency residential mortgage loans.

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

Rithm Capital consolidated a securitization of mortgage loans secured by certain SFR properties (the “2022-SFR2 Securitization”), classified as a VIE. During the first quarter of 2026, the Company repaid the outstanding securitized debt, resulting in the termination of the 2022-SFR2 Securitization.

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

CRE, Asset Management and Other

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital has investments in various CRE entities, including joint ventures that own CRE properties and real estate-related funds, which are classified as VIEs. The Company holds substantially all of the economic interests in these VIEs and, as the primary beneficiary, has a controlling financial interest and therefore consolidates these VIEs. Additionally, in connection with the Elecor Acquisition, the Company formed Rithm PGRE Aggregator LP and Rithm PGRE Aggregator II LP (collectively, the “Aggregators”), to indirectly hold interests in a portfolio of CRE assets. The Aggregators are VIEs for which the Company is the primary beneficiary, as it holds substantially all of the economic interests and has the power to direct the activities that most significantly impact their economic performance. As a result, the Company consolidates the Aggregators. The Aggregators’ total assets and total liabilities were $5.8 billion and $4.2 billion, respectively, as of March 31, 2026, and $5.8 billion and $4.2 billion, respectively, as of December 31, 2025. The table below presents, within the CRE column, the carrying value and classification of the assets and liabilities of consolidated joint ventures that own CRE properties and are classified as VIEs, which are included in the Aggregators’ total assets and liabilities on the consolidated balance sheets.

In the first quarter of 2025, the Company entered into a joint venture with Rithm Property Trust, a related party, to acquire a certain note receivable. While power is shared between the Company and Rithm Property Trust, the Company is the primary beneficiary and consolidates the VIE, as it is most closely associated with the VIE under the related-party tiebreaker guidance.

SPAC

As noted in Note 1, in the first quarter of 2025, the SPAC sponsored by the Company completed its IPO raising gross proceeds of $230.0 million (including the full exercise of the underwriter’s overallotment option) related to 23,000,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant, totaling 23,000,000 Class A ordinary shares and 7,666,667 of one redeemable warrant classified as equity. The Company consolidates the SPAC, which is classified as a VIE. Additionally, the Company, through its consolidated subsidiary Rithm Acquisition Corp Sponsor LLC (the “Sponsor”), owns the majority of the SPAC’s outstanding Class B ordinary shares and has power to direct the activities of the VIE that most significantly impact its economic performance making it the primary beneficiary of the VIE. Pursuant to the terms of the SPAC’s governing documents, the SPAC is required to complete an initial business combination within 24 months of the IPO (or 27 months from the IPO if the SPAC has an executed a letter of intent, agreement in principle or definitive agreement for its initial business combination within 24 months from the IPO), which is February 27, 2027; however, the SPAC may seek shareholder approval to extend the date by which it must complete an initial business combination. If the SPAC is unable to complete a business combination by such date, it will be required to cease operations and redeem 100% of the outstanding Class A ordinary shares at a per-share price equal to the aggregate amount held in the trust account, including interest earned, divided by the number of then outstanding Class A ordinary shares. As of March 31, 2026, the trust account held approximately $240.7 million of cash, restricted solely for use in completing a business combination or redeeming the Class A ordinary shares and is not available for general corporate purposes.

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

As of March 31, 2026, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only, RTLs (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $904.3 million and an aggregate principal limit of approximately $1.1 billion. Refer to Note 18 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

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

During the first quarter of 2026, the Company sold the majority of its “interest only” securities held in one Non-QM loan securitization trust, and it now holds such securities for risk retention purposes only. The Company is no longer the primary beneficiary as it does not hold a significant interest in this trust. As a result of deconsolidation, the Company derecognized $501.7 million of assets and $451.8 million of liabilities of consolidated CFEs and recognized a loss of $0.6 million presented in realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to recognize $24.1 million of notes held at fair value as of March 31, 2026.

As of March 31, 2026, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $2.7 billion. Rithm Capital’s retained interest in the consolidated CFEs was $0.4 billion. Refer to Note 18 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

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

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consist of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of March 31, 2026, the consolidated notes payable due to third parties had a fair value of $200.8 million

Sculptor’s structured alternative investment solution entered into a credit facility maturing March 18, 2027. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of March 31, 2026, the facility has a capacity of $48.0 million, on which the consolidated funds have not drawn.

Additionally, the Company consolidates two CLO funds, managed by Sculptor, which issued notes in the aggregate principal amount of $814.4 million, of which approximately $76.3 million, were retained by the Company and eliminated in consolidation. As of March 31, 2026, the consolidated notes payable due to third parties had a fair value of $767.5 million. The Company’s investments in CLOs are generally subordinated to other interests in the entities. Investors in the CLOs have no recourse against the Company for any losses incurred by the CLOs. The Company’s maximum exposure to loss is limited to the retained interest.

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

See Note 17 and Note 18 regarding the financing and fair value measurements of consolidated funds, respectively.

The tables below present the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	CRE, Asset Management and Other	SPAC	Consolidated Entities(A)			Total
March 31, 2026							Loan Securitizations - Residential Transition Loans	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
Assets:
Servicer advance investments, at fair value	$284,260	$—	$—	$—	$—	$—	$—	$—	$—	$284,260
Residential mortgage loans, HFS, at fair value	—	—	596,069	—	—	—	—	—	—	596,069
Consumer loans	—	—	—	155,406	—	—	—	—	—	155,406
Real estate, net	—	—	—	—	3,050,684	—	—	—	—	3,050,684
Assets of consolidated entities - investments	—	—	—	—	—	—	919,806	3,137,744	1,444,978	5,502,528
Cash and cash equivalents	6,797	22,026	—	254	98,553	155	—	—	—	127,785
Restricted cash	4,631	—	6,819	10,531	158,333	240,654	13,387	16,947	64,260	515,562
Other assets	4	355	—	322	490,741	275	40,995	—	96,616	629,308
Total Assets	$295,692	$22,381	$602,888	$166,513	$3,798,311	$241,084	$974,188	$3,154,691	$1,605,854	$10,861,602
Liabilities:
Secured financing agreements	$—	$—	$484,593	$—	$—	$—	$—	$—	$—	$484,593
Secured notes and bonds payable	212,172	—	—	134,319	2,308,701	—	—	—	—	2,655,192
Notes payable and secured financing of consolidated entities	—	—	—	—	—	—	863,334	2,708,387	1,247,663	4,819,384
Accrued expenses and other liabilities	1,436	3,036	—	1,293	124,412	8,122	1,073	17,280	94,755	251,407
Total Liabilities	$213,608	$3,036	$484,593	$135,612	$2,433,113	$8,122	$864,407	$2,725,667	$1,342,418	$8,210,576
(A)Reflect assets of consolidated entities - investments, at fair value and other assets and liabilities of consolidated entities - notes payable, at fair value and other liabilities on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	CRE, Asset Management and Other	SPAC	Consolidated Entities(A)			Total
December 31, 2025							Loan Securitizations - Residential Transition Loans	Loan Securitizations - Residential Mortgage Loans	Consolidated Funds
Assets:
Servicer advance investments, at fair value	$294,323	$—	$—	$—	$—	$—	$—	$—	$—	$294,323
Residential mortgage loans, HFS, at fair value	—	—	437,060	—	—	—	—	—	—	437,060
Consumer loans	—	—	—	167,807	—	—	—	—	—	167,807
Real estate, net	—	—	—	—	3,043,729	—	—	—	—	3,043,729
Assets of consolidated entities - investments	—	—	—	—	—	—	927,089	3,265,142	1,397,209	5,589,440
Cash and cash equivalents	13,164	21,754	—	254	91,926	401	—	—	—	127,499
Restricted cash	5,019	—	5,953	10,000	181,383	238,435	12,875	18,084	101,516	573,265
Other assets	4	445	—	310	404,314	262	40,796	—	26,638	472,769
Total Assets	$312,510	$22,199	$443,013	$178,371	$3,721,352	$239,098	$980,760	$3,283,226	$1,525,363	$10,705,892
Liabilities:
Secured financing agreements	$—	$—	$360,140	$—	$—	$—	$—	$—	$—	$360,140
Secured notes and bonds payable	229,069	—	—	143,442	2,305,842	—	—	—	—	2,678,353
Notes payable and secured financing of consolidated entities	—	—	—	—	—	—	867,141	2,820,922	1,209,739	4,897,802
Accrued expenses and other liabilities	1,532	2,334	—	1,344	130,085	8,152	1,076	18,418	107,255	270,196
Total Liabilities	$230,601	$2,334	$360,140	$144,786	$2,435,927	$8,152	$868,217	$2,839,340	$1,316,994	$8,206,491
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

	March 31, 2026	December 31, 2025
Residential mortgage loan UPB and other collateral	$10,936,176	$9,326,370
Weighted average delinquency(A)	3.7%	4.2%
Net credit losses	$173,170	$173,618
Face amount of debt held by third parties	$10,195,622	$8,664,576

Carrying value of notes retained by Rithm Capital(B)(C)	$657,027	$595,892
Cash flows received by Rithm Capital on these notes	$24,843	$104,403
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The Company’s involvement with other VIEs that are not consolidated is primarily through providing asset management services and, in certain cases, through equity investments. The Company is not the primary beneficiary of these VIEs, because it does not have the power to direct the activities that most significantly affect their economic performance. The Company’s maximum exposure to loss associated with its involvement in non-consolidated VIEs is limited to the carrying value of its investments, income and fees receivable, unearned income subject to potential clawback, unfunded and other contractual commitments, and membership interests, as applicable. The Company does not provide, nor is it required to provide, any non-contractual financial or other support to non-consolidated VIEs beyond its contractual capital and other commitments.

	March 31, 2026	December 31, 2025
Unearned income and fees	$12,332	$9,056
Income and fees receivable	20,696	123,959
Investments in non-consolidated VIEs	950,829	990,130
Unfunded commitments(A)	284,809	215,215
Other commitments	25,521	25,521
Maximum Exposure to Loss	$1,294,187	$1,363,881
(A)Unfunded commitments include commitments from certain current and former employees and managing directors of $129.9 million and $131.2 million as of March 31, 2026 and December 31, 2025, respectively.
20. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other revenue consists of the following:

	Three Months Ended March 31,
	2026	2025
Property and maintenance	$27,324	$25,736
Other	9,448	5,635
Other Revenue	$36,772	$31,371

General, Administrative and Operating expenses consists of the following:

	Three Months Ended March 31,
	2026	2025
Legal and professional	$37,898	$24,638
Loan origination	19,886	14,677
Occupancy	17,167	14,490
Subservicing	11,852	16,756
Loan servicing	37,769	41,400
Property and maintenance	106,355	27,583
Information technology	34,619	29,691
Insurance-related expenses	19,855	—
Other	50,601	43,743
General, Administrative and Operating Expenses	$336,002	$212,978

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended March 31,
	2026	2025
Real estate and other securities	$(27,204)	$8,454
Residential mortgage loans and REO	(3,705)	2,544
Derivative and hedging instruments	2,876	(9,815)
Notes and bonds payable	(12,270)	4,848
Consolidated entities(A)	19,064	16,442
Insurance company investments	1,272	—
Other(B)	4,813	(23,616)
Realized and unrealized losses, net	(15,154)	(1,143)
Other income, net	26,876	9,073
Other Income, Net	$11,722	$7,930
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, RTLs and other.

21. ASSET MANAGEMENT REVENUE

The following table presents the composition of asset management revenue:

	Three Months Ended March 31,
	2026	2025
Management fees	$90,929	$58,986
Incentive income	15,658	28,686
Total Asset Management Revenue	$106,587	$87,672

The following table presents the composition of the Company’s income and fees receivable:

	March 31, 2026	December 31, 2025
Management fees receivable	$45,802	$47,542
Incentive income receivable	33,158	290,170
Total Income and Fees Receivable	$78,960	$337,712

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

The following table presents the Company’s unearned income and fees:

	March 31, 2026	December 31, 2025
Unearned management fees	$4,030	$310
Unearned incentive income	9,207	9,036
Total Unearned Income and Fees	$13,237	$9,346

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

22. NON-CONTROLLING INTERESTS

Non-controlling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital, and it is presented as a separate component of equity on the Company’s consolidated balance sheets. These interests are related to non-controlling interests in consolidated entities that hold servicer advance investments, the Newrez Joint Ventures, consumer loans (Note 8), Excess MSRs, asset management investments, commercial real estate investments and other investments.

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	March 31, 2026			December 31, 2025
	Total Consolidated Equity	Others’ Ownership Interest	Non-controlling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others’ Ownership Interest	Non-controlling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$82,084	10.7%	$8,777	$81,909	10.7%	$8,759
Newrez Joint Ventures	19,345	49.5%	9,576	19,865	49.5%	9,833
Excess MSRs	116,786	20.0%	23,357	119,931	20.0%	23,986
Other investments	121,638	21.6%	26,236	114,175	22.3%	25,492
Asset management	1,356,285	n/m(A)	73,445	1,258,317	n/m(A)	51,802
Commercial real estate	1,641,763	n/m(B)(C)	392,689	1,617,004	n/m(B)(C)	390,048
			$534,080			$509,920

Others’ interests in the net income of consolidated subsidiaries is computed as follows:

	Three Months Ended March 31,
	2026			2025
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$1,626	10.7%	$174	$(336)	10.7%	$(36)
Newrez Joint Ventures	1,036	49.5%	513	715	49.5%	354
Excess MSRs	2,767	20.0%	553	1,323	20.0%	264
Other investments	2,926	21.6%	700	1,730	25.7%	500
Asset management	(28,729)	n/m(A)	955	(62,117)	n/m(A)	4
Commercial real estate	(34,575)	n/m(B)(C)	(3,041)	—	—	—
			$(146)			$1,086
(A)Percentages in the table above deemed “n/m” are not meaningful. Non-controlling interests related to asset management investments represent the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by employees in real estate and energy funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the consolidated statements of operations and therefore excluded in the calculation of non-controlling interests.
(B)Included in commercial real estate is Rithm Property Trust’s 3.9% minority interest in the Aggregators, which it acquired on December 19, 2025. As of March 31, 2026 and December 31, 2025, the Aggregators total consolidated equity was $1.6 billion. The Aggregators total consolidated net income for the three months ended March 31, 2026 was $3.4 million.
(C)Percentages in the table above deemed “n/m” are not meaningful. Non-controlling interests related to CRE investments represent the ownership interests in CRE by entities or persons other than the Company.

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

The following table presents activity in redeemable non-controlling interests:

	SPAC	Consolidated Entity	Total
Balance at December 31, 2025	$238,435	$75,868	$314,303
Distributions	—	(1,814)	(1,814)
Contributions	—	41,703	41,703
Comprehensive income	2,219	4,727	6,946
Balance at March 31, 2026	$240,654	$120,484	$361,138

23. EQUITY AND EARNINGS PER SHARE

Equity and Dividends

Rithm Capital’s certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share, and 100.0 million shares of preferred stock, par value $0.01 per share.

On January 13, 2026, Rithm Capital priced its underwritten public offering of 10,000,000 shares of its 8.750% Series F Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F”), with a liquidation preference of $25.00 per share for net proceeds of approximately $242.1 million. The offering closed on January 21, 2026. In connection with the offering, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 1,500,000 shares of the Series F, which was not exercised.

On September 18, 2025, Rithm Capital priced its underwritten public offering of 7,600,000 of its 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series E”), with a liquidation preference of $25.00 per share for net proceeds of approximately $183.5 million. The offering closed on September 25, 2025. In connection with the offering, the Company granted the underwriters an option for a period of 30 days to purchase up to an additional 1,140,000 shares of the Series E, which was not exercised.

In March 2026, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2026 through December 31, 2026. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the three months ended March 31, 2026, the Company did not repurchase any shares of its common stock or its preferred stock.

The Company has an “at-the-market” equity offering program (the “ATM Program”) pursuant to which it may sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million from time to time. During the three months ended March 31, 2026, the Company did not issue any shares of common stock under the ATM Program.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the Company’s outstanding preferred shares:

	Number of Shares		Liquidation Preference(A)			Carrying Value(B)		Dividends Declared per Share
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	Issuance Discount	March 31, 2026	December 31, 2025	Three Months Ended March 31,
Series(C)								2026	2025
Series A, issued July 2019(D)(G)(I)	4,200,068	4,200,068	$105,002	$105,002	3.15%	$99,822	$99,822	$0.60	$0.64
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.59	0.63
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.55	0.59
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44
Series E, 8.75% issued September 2025(F)	7,600,000	7,600,000	190,000	190,000	3.15%	183,536	183,536	0.55	—
Series F, 8.75% issued January 2026(E)	10,000,000	—	250,000	—	3.15%	242,125	—	0.69	—
Total	67,564,122	57,564,122	$1,689,104	$1,439,104		$1,632,915	$1,390,790	$3.42	$2.30
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Under certain circumstances upon a change of control, the Series A, Series B, Series C, Series D, Series E and Series F are convertible to shares of the Company’s common stock.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Fixed-rate cumulative redeemable preferred.
(G)Effective August 15, 2024, dividends on the 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series B”) accumulate at a floating rate. For the first quarter 2026 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802% and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%.
(H)Effective February 15, 2025, dividends on the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C”) accumulate at a floating rate. For the first quarter 2026 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares on March 28, 2025.

On March 24, 2026, Rithm Capital’s board of directors declared first quarter 2026 preferred dividends of $0.60 per share of Series A, $0.59 per share of Series B, $0.55 per share of Series C, $0.44 per share of the Company’s 7.000% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”), $0.55 per share of the Company’s 8.750% Series E and $0.69 per share of the Company’s Series F, or approximately $2.5 million, $6.6 million, $8.7 million, $8.1 million, $4.2 million and $6.9 million, respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 21, 2025	April 2025	$0.25	$132.5
June 18, 2025	July 2025	$0.25	$132.6
September 17, 2025	October 2025	$0.25	$138.5
December 18, 2025	January 2026	$0.25	$139.0
March 24, 2026	April 2026	$0.25	$139.6

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

The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended March 31,
	2026	2025
Net Income	$109,478	$80,710
Non-controlling interests in income of consolidated subsidiaries	(146)	1,086
Redeemable non-controlling interests in income of consolidated subsidiaries	6,946	813
Net Income Attributable to Rithm Capital Corp.	102,678	78,811
Change in redemption value of redeemable non-controlling interests	—	15,611
Dividends on preferred stock	34,847	26,677
Net Income Attributable to Common Stockholders	$67,831	$36,523

Basic weighted average shares of common stock outstanding	556,720,287	524,104,842
Effect of Dilutive Securities(A)(B):
Stock options	143	149
Restricted stock	—	170,438
Time-based RSU awards	2,702,922	2,842,044
Performance-based RSU awards	2,107,065	2,050,152
Time-based Class B Profit Units	1,060,184	472,973
Performance-based Class B Profit Units	3,336,473	958,957
Diluted Weighted Average Shares of Common Stock Outstanding	565,927,074	530,599,555

Basic Earnings per Share Attributable to Common Stockholders	$0.12	$0.07
Diluted Earnings per Share Attributable to Common Stockholders	$0.12	$0.07
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

24. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended March 31,
	2026	2025
Current:
Federal	$3,042	$6,555
State and local	888	197
Foreign	2,114	10,613
Total current income tax expense	6,044	17,365
Deferred:
Federal	27,304	(30,358)
State and local	11,426	(9,296)
Foreign	(12)	(1,641)
Total deferred income tax expense (benefit)	38,718	(41,295)
Total Income Tax Expense (Benefit)	$44,762	$(23,930)

Rithm Capital intends to qualify as a REIT for each of its tax years through December 31, 2026. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Rithm Capital operates various business segments, including Origination and Servicing, Asset Management and portions of the Investment Portfolio and Commercial Real Estate segments, through TRSs that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable.

As of March 31, 2026, Rithm Capital recorded a net deferred tax liability of $885.8 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, offset partially by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets. As of March 31, 2026, CL Life recorded a deferred tax asset of $6.2 million, primarily composed of deferred tax assets related to insurance reserves, which is reported within other assets in the consolidated balance sheets.

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The valuation allowance as of March 31, 2026 was $73.8 million.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Capital Commitments — As of March 31, 2026, Rithm Capital had outstanding capital commitments related to investments in the following investment types:

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

•Mortgage Origination Reserves — Newrez currently originates, or has in the past originated, conventional, government-insured and non-conforming residential mortgage loans for sale and securitization. The GSEs or Ginnie Mae guarantee conventional and government insured mortgage securitizations and mortgage investors issue non-conforming PLSs, while Newrez generally retains the right to service the underlying residential mortgage loans. In connection with the transfer of loans to the GSEs or mortgage investors, Newrez makes representations and warranties regarding certain attributes of the loans and, subsequent to the sale, if it is determined that a sold loan is in breach of these representations and warranties, Newrez generally has an obligation to cure the breach. If Newrez is unable to cure the breach, the purchaser may require Newrez to repurchase the loan.

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at their discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its respective option to repurchase loans that will result in an economic benefit. As of March 31, 2026, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $46.0 million and $4.4 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•SFR Properties — On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.2 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes began in the third quarter of 2025. As of March 31, 2026, $16.3 million of the aggregate purchase price remains outstanding.

•Residential Transition Loans — Genesis had commitments to fund up to $1.9 billion of additional advances on existing mortgage loans as of March 31, 2026. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitments.

•Commercial Investments — Rithm Capital has invested in various CRE projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of March 31, 2026, the Company has an unfunded capital commitment to fund up to $80.0 million on an existing loan to a certain CRE borrower.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

•Fund Commitments — As of March 31, 2026, the Company has unfunded capital commitments of $548.9 million, including certain funds managed by the Company, of which $35.6 million relates to commitments of consolidated funds. Approximately $129.9 million of the commitments will be funded by contributions to the Company from certain current and former employees and executive managing directors. The Company expects to fund these commitments over approximately the next 6 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to acquire an interest in an affiliated fund. As of March 31, 2026, the unfunded capital commitment to the consolidated joint venture was $31.4 million, of which $25.1 million is expected to be funded by the third-party.

Non-Recourse Carve-Out, Construction Completion, Environmental and Carry Guarantees – In connection with investments in two CRE projects, Rithm Capital provided certain limited guarantees to the senior lender on the projects (or entered into reimbursement agreements with the guarantor) related to non-recourse carve outs, completion, environmental and carry costs of the projects. The actual amount that could be called under the guarantees is subject to significant uncertainty.

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At March 31, 2026, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

Other Commitments and Contingencies —

•60 Wall Street Construction Guarantee — Elecor owns a 5.0% interest in 60 Wall Street. In connection with the modification and extension of the mortgage loan at 60 Wall Street, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, Elecor has provided the lender with certain guarantees, including a completion guarantee. Elecor has agreements with its joint venture partners that indemnifies it for the partner's share of guarantees that it has provided. In accordance with U.S. GAAP, the Company recorded a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification it has received. As of March 31, 2026, the Company has a $15.4 million asset and liability, which are included as a component of other assets and accrued expenses and other liabilities, on the consolidated balance sheets.

•718 Fifth Avenue - Put Right — Elecor manages 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue, in New York, New York. A 50.0% tenancy-in-common interest in 718 Fifth Avenue is owned by its joint venture partner in 712 Fifth Avenue, that also owns a 50.0% interest in 712 Fifth Avenue. Elecor had granted its joint venture partner a put right, pursuant to which the 712 Fifth Avenue joint venture would be required to purchase the entire direct or indirect interests then held by the joint venture partner or its affiliates in 718 Fifth Avenue at a purchase price equal to the fair market value of such interests. The put right may be exercised at any time with the actual purchase occurring no earlier than 12 months after written notice is provided. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property held by the joint venture partner, Elecor will own a 25.0% interest in 718 Fifth Avenue based on the current ownership interests.

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

Management Agreements

Rithm Capital previously entered into a property management agreement with APM, an entity in which the Company has an ownership interest, to manage certain of the Company’s SFR properties. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within other assets on the consolidated balance sheets. Refer to Note 19 for additional details on the 2022-SFR2 Securitization.

Management Fees and Incentive Income Earned from Related Parties and Waived Fees

The Company earns substantially all of its management fees and incentive income from the funds and real estate joint ventures, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds and real estate joint ventures.

As of March 31, 2026, approximately $2.2 billion of the Company’s AUM represented investments by the Company, its current executive managing directors, employees and certain other related parties in Company managed funds and real estate joint ventures. As of March 31, 2026, approximately 72.0% of this AUM is not charged management fees or incentive fees.

Due from Related Parties

The Company pays certain expenses on behalf of the funds. Amounts due from related parties relate primarily to reimbursements to Sculptor for these expenses and amounts due from Rithm Property Trust and R-HOME, to the extent the expenses were incurred by the manager. Due from related parties is presented within other assets on the consolidated balance sheets.

Investments in Funds

The Company, through Sculptor, consolidates a $350.0 million structured alternative investment solution, a collateralized financing vehicle that invests in various open-ended and closed-ended funds managed by Sculptor. Sculptor invested approximately $127.8 million in the vehicle. See Note 18 and Note 19 for additional details on the structured alternative investment solution.

Additionally, the Company consolidates Sculptor Loan Financing Partners, a CLO equity investment platform that manages investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe. As of March 31, 2026, the Company invested $132.7 million in the vehicle. See Note 18 and Note 19 for additional details on the Sculptor Loan Financing Partners.

During the first quarter of 2025, the Company acquired interests in certain funds managed by the Company for approximately $74.6 million. See Note 25 for additional details on this investment. Additionally, the Company has an interest in a consolidated joint venture that holds an investment in an affiliated fund. Refer to Notes 19 and 25 for additional details.

During the third quarter of 2025, the Company entered into a strategic investment partnership, managed by the Company, with a third party investor to fund the acquisition of RTLs, originated and serviced by the Company’s subsidiary, Genesis. As of March 31, 2026, the Company invested $5.1 million in the partnership it consolidates. See Note 19 for additional details.

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

CRE Joint Ventures

In connection with the Elecor Acquisition in the fourth quarter of 2025, the Company consolidates certain real estate joint ventures that hold CRE properties, which the Company manages. These joint ventures are indirectly consolidated through the Aggregators. See Note 19 for additional information.

Transactions with Rithm Property Trust

RCM Manager, a subsidiary of Rithm Capital, entered into a management agreement, dated June 11, 2024 (as amended by that First Amendment, dated as of October 18, 2024, and that Second Amendment, dated as of February 12, 2026, the “Rithm Property Trust Management Agreement”), by and between RCM Manager and Rithm Property Trust, to serve as Rithm Property Trust’s external manager. On December 30, 2025, Rithm Property Trust effected a one-for-six reverse stock split of the Company’s issued and outstanding shares of common stock. As of March 31, 2026, Rithm Capital holds 0.7 million shares of Rithm Property Trust common stock with a fair value of $8.8 million, equal to 8.6% of the outstanding shares of Rithm Property Trust common stock. In addition, Rithm Property Trust issued five-year warrants to Rithm Capital, exercisable for approximately 0.5 million shares of Rithm Property Trust’s common stock. During the first quarter of 2025, the Company acquired 400,000 shares, or 19.2%, for $10.0 million of Rithm Property Trust’s 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock at the public offering price of $25.00 per share.

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

The Company, through Newrez, assumed operational servicing for mortgage loans with an UPB of approximately $562.1 million held directly by Rithm Property Trust, and servicing rights for mortgage loans with an UPB of approximately $2.9 billion in certain securitization trusts sponsored by Rithm Property Trust, which were previously serviced by an affiliate of Rithm Property Trust. For loans held directly by Rithm Property Trust, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Rithm Property Trust for REO assets. For the servicing of the loans in the securitization trusts sponsored by Rithm Property Trust, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of March 31, 2026, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Rithm Property Trust was approximately $22.3 million.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

During the first quarter of 2025, the Company entered into a consolidated joint venture with Rithm Property Trust to fund a certain mortgage note receivable in the amount of $35.0 million, with each party contributing $17.5 million.

In connection with the Elecor Acquisition, Rithm Property Trust acquired an indirect 3.9% interest in the Company’s subsidiaries, the Aggregators, which indirectly own a portfolio of the CRE properties acquired in the Elecor Acquisition. Rithm Property Trust made an aggregate cash contribution to the Aggregators in the amount of $50.0 million, with the commitment to make, under certain circumstances, additional cash capital contributions of up $7.5 million, in the aggregate, in exchange for additional limited partnership interest in the Aggregators.

Transactions with Rithm Perpetual Life Residential Trust (R-HOME)

Pursuant to an advisory agreement entered into during the fourth quarter of 2025, the Rithm Advisers provide investment management services to R-HOME, including the management of R-HOME’s business strategy, investment activities and day-to-day operations, subject to the oversight of R-HOME’s board of trustees. In exchange, the Rithm Advisers receive management fees and performance fees. In addition, the Company holds a 2.8% interest in R-HOME through Class E common shares. Additionally, the Company’s Chief Executive Officer currently serves as R-HOME’s Chief Executive Officer, Co-Chief Investment Officer and a member of the board of trustees of R-HOME. The Company’s Chief Executive Officer does not receive any compensation from R-HOME for his role as Chief Executive Officer, Co-Chief Investment Officer or a member of the board of trustees.

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

Additionally, in the first quarter of 2026, the Company transferred $209.6 million of UPB of certain RTLs and residential mortgage loans to R-HOME, for an aggregate purchase price of approximately $213.2 million. Following the transfer, the Company derecognized the loans from its consolidated balance sheet. The Company, through its subsidiaries Newrez and Genesis, continues to service the transferred loans pursuant to a servicing agreement. For RTLs held by R-HOME, Genesis is entitled to receive an annual servicing fee of 75 bps on the UPB of each RTL (or related REO property), and such fee is payable monthly in arrears. For residential mortgage loans held by R-HOME, Newrez is entitled to receive a flat monthly servicing fee of $7.00 per loan, plus additional fees if the borrower is delinquent with payment.

Other

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 16 for additional details.

27. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026 through the date of issuance of these consolidated financial statements and determined that there were no subsequent events requiring recognition or additional disclosure in the consolidated financial statements, other than as described in these notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) should be read in conjunction with the unaudited consolidated financial statements and notes thereto, and with Part II, Item 1A., “Risk Factors” of this report and Part I, Item 1A. “Risk Factors” of the 2025 Form 10-K.

The MD&A is intended to provide information relevant to an assessment of our financial condition and results of operations, including the quality and variability of our earnings and cash flows; discuss material events, trends and uncertainties known to management that are reasonably likely to affect future results or financial condition; and provide context for the financial statements and other data that management believes to be helpful to an understanding of our business from management’s perspective.

COMPANY OVERVIEW

Rithm Capital is a global alternative asset manager focused on real estate, credit and financial services. We are a Delaware corporation and currently operate as an internally managed REIT.

We seek to generate long-term value for our investors by leveraging our investment expertise and operating capabilities to identify, acquire, manage and enhance the value of real estate-related and other financial assets. We operate an integrated platform, spanning asset-based finance, residential and commercial real estate lending, commercial real estate ownership and investment, MSRs, and structured credit, that combines operating companies, investment portfolios and asset management capabilities across the residential mortgage, real estate and credit markets. Headquartered in New York City, Rithm Capital has a global presence with offices in London, Hong Kong, Tokyo, Toronto and Abu Dhabi.

We conduct our business through the following segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate. During the first quarter of 2026, the Company revised the composition of its reportable segments to include a new Commercial Real Estate segment, and prior-period segment information has been recast to conform to the current-period presentation.

Our Origination and Servicing segment operates through our wholly owned subsidiaries, Newrez and New Residential Mortgage LLC (“NRM”). Our residential mortgage origination business sources and originates loans through four channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent.

Our servicing platform complements its origination business and provides performing and special servicing capabilities to its subsidiaries and third-party clients. NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the U.S. and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Fannie Mae and Freddie Mac, and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae,” collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

Newrez sells substantially all of the mortgage loans it originates into the secondary market. Newrez securitizes loans into RMBS through the Agencies. Loans that do not conform to the guidelines of the Agencies, the Federal Housing Administration (“FHA”), the U.S. Department of Agriculture or the Department of Veterans Affairs (for loans securitized with Ginnie Mae) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and/or securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such Agencies. In addition, to origination and servicing activities, this segment includes operations conducted through wholly owned subsidiaries that provide mortgage- and real estate-related services, including Guardian Asset Management (“Guardian”), a provider of field services and property management services, eStreet Appraisal Management LLC (“eStreet”), a provider of appraisal services, and Avenue 365 Lender Services, LLC (“Avenue 365”), a provider of title and settlement services.

Our Residential Transitional Lending segment primarily operates through our wholly owned subsidiary, Genesis, a residential transitional lender. Genesis originates and manages a portfolio of short-term, business-purpose mortgage loans used by experienced developers of and investors in residential real estate, including multifamily residential properties, to finance transitional projects, including construction, renovation and bridge financings.

Our Asset Management segment conducts its activities primarily through RAM and its wholly owned subsidiaries, including Sculptor, Crestline and Rithm Capital Advisors LLC (“RCA”). RCM GA Manager LLC (“RCM Manager” and, together with

RCA, the “Rithm Advisers”) manages Rithm Property Trust and R-HOME pursuant to management and/or advisory agreements. Through Sculptor, Crestline and the Rithm Advisers, we provide asset management services and investment products through commingled funds, separate accounts and other alternative investment vehicles, generating primarily fee-based revenues. As of March 31, 2026, we had approximately $59 billion in AUM.

Our Investment Portfolio segment includes investments in real estate-related assets and operating businesses across the residential mortgage and real estate lifecycle. These investments primarily consist of residential mortgage loans, SFR properties, consumer loans, non-Agency securities, Excess MSRs and servicer advance investments, which are held on the Company’s consolidated balance sheets and generate income primarily through interest income, rental revenue and other investment portfolio revenues.

Our Commercial Real Estate segment includes the ownership, operation and management of a portfolio of CRE assets, primarily Class A office properties located in New York City and San Francisco. The segment reflects our expansion into CRE equity ownership and operations, including the acquisition of Elecor in December 2025. We manage these assets as part of our broader CRE platform, generating revenues primarily from rental revenue and other property-related revenues. In April 2026, the Company announced the rebranding of the Paramount Group platform to Elecor Properties.

For additional information regarding our investment guidelines, see Part I, Item 1. Business—“Investment Guidelines” of the 2025 Form 10-K.

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

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

($ in thousands, except per share amounts)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total equity	$9,144,157	$8,940,407	$8,612,685	$8,059,209	$7,884,840
Less: Preferred Stock Series A, B, C, D, E and F	1,632,915	1,390,790	1,390,790	1,207,254	1,207,254
Less: Non-controlling interests of consolidated subsidiaries	534,080	509,920	114,168	110,826	108,716
Total equity attributable to common stock	$6,977,162	$7,039,697	$7,107,727	$6,741,129	$6,568,870

Common stock outstanding	557,902,002	555,880,947	554,196,670	530,292,171	530,122,477

Book Value per Common Share	$12.51	$12.66	$12.83	$12.71	$12.39

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

During the first quarter of 2026, macroeconomic conditions reflected a combination of stable underlying inflation, modest improvement in labor market conditions and increased volatility in energy prices and interest rates, including uncertainty resulting from the conflict with Iran that began at the end of February 2026. The Federal Reserve maintained the federal funds target range at 3.50%–3.75% during its January and March 2026 meetings following rate cuts in late 2025.

Headline inflation increased during the quarter, primarily reflecting higher energy prices, as West Texas Intermediate crude oil prices increased 76.6% during the quarter following the outbreak of the conflict with Iran, while measures of core inflation remained stable. The unemployment rate declined modestly from 4.4% in December 2025 to 4.3% in March 2026, indicating continued stabilization in labor market conditions.

Market interest rates increased during the quarter, with the 10-year Treasury yield rising 15 basis points to 4.32%, while market expectations for rate cuts in 2026 declined significantly. Equity markets experienced volatility during the quarter, with the S&P 500 declining 4.6% before partially recovering in April 2026.

Inflation

Inflation increased during the first quarter of 2026, primarily reflecting higher energy prices following the outbreak of the conflict with Iran. Consumer Price Index (“CPI”) inflation rose from 2.7% in December 2025 to 3.3% in March 2026, driven in part by an increase in energy prices from 2.1% in December 2025 to 12.6% in March 2026 on a year-over-year basis.

Core CPI, which excludes food and energy, remained stable at 2.6%; however, the Federal Reserve’s preferred measure of underlying inflation, core Personal Consumption Expenditures, increased from 3.0% in December 2025 to 3.2% in March 2026. Other inflation indicators showed modest increases, with producer price inflation rising to 4.0% in March 2026 from 3.2% in December 2025, and import prices increasing 2.1% over the 12 months ended March 31, 2026 after being flat in December 2025.

Treasury Yields

Treasury yields increased during the first quarter of 2026. The ten-year Treasury yield rose 15 basis points to 4.32% from 4.17% at the end of December 2025. Shorter-term yields increased more significantly, with the two-year Treasury yield rising 32 basis points to 3.79%. As a result, the yield curve flattened, with the spread between two-year and ten-year Treasury yields narrowing from 69 basis points to 52 basis points over the quarter. This shift reflects reduced market expectations for interest rate cuts in 2026.

Labor Markets

Labor market conditions improved modestly during the first quarter of 2026. The unemployment rate declined by 0.1 percentage points from 4.4% in December 2025 to 4.3% in March 2026. Job growth strengthened during the quarter, with nonfarm payrolls increasing by an average of 68,000 per month, compared to an average monthly decline of 39,000 during the fourth quarter of 2025. Initial unemployment insurance claims also declined, averaging 212,000 per week during the first quarter of 2026, compared to 222,000 per week in the prior quarter.

Housing Market

Housing market activity softened during the first quarter of 2026, reflecting higher mortgage rates. Existing home sales declined to an annualized rate of 4.04 million, compared to 4.16 million in the fourth quarter of 2025. New home sales data remains limited due to publication delays, with January 2026 representing the most recent available data. Sales were approximately 587,000 at an annual rate, compared to an average of approximately 709,000 during the fourth quarter of 2025. Home price growth increased modestly, with the median resale price rising 1.4% year-over-year in March 2026, compared to 0.3% in December 2025. Mortgage rates increased during the quarter, with the 30-year fixed rate rising to 6.38% from 6.15% at year-end.

Policy developments also contributed to uncertainty in certain housing-related sectors. The Senate’s 21st Century ROAD to Housing Act includes provisions that, if enacted, would require certain large institutional investors to sell newly constructed build-to-rent properties to individual homebuyers within seven years, which could impact construction activity and investment in the build-to-rent sector.

Commercial Real Estate

The U.S. CRE market entered 2026 in a more functional (if still bifurcated) state than in prior periods. Price discovery has continued to advance as the refinancing cycle drives transactions, recapitalizations and extensions—tightening bid-ask spreads in certain property types even as stress remains concentrated in assets with structural demand impairment or near-term capital needs. While the Federal Reserve maintained its policy rate (3.50–3.75%) during the first quarter of 2026, many CRE participants continue to operate with higher-for-longer financing discipline: lower leverage, wider debt yields and a sharper penalty for cash-flow volatility.

Equity markets have also remained selectively actionable in early 2026 as valuations have continued to stabilize and underwriting confidence has improved relative to prior periods. While capitalization rates remain elevated relative to the prior cycle, the combination of maturing debt, reduced rate volatility and selective improvements in fundamentals continues to support pathways for equity deployment—particularly in situations where basis resets, discounted entry points or recapitalization structures create a margin of safety. That said, equity outcomes remain highly dispersed and increasingly driven by asset quality, sponsorship strength and the ability to execute business plans in a higher-cost operating and capital environment.

Market Conditions & Sector Performance

Industrial & Retail: Industrial fundamentals remain generally stable but more normalized. Leasing and rent growth continue to be supported where demand is tied to logistics, manufacturing re-shoring and supply-chain resilience, while new development remains constrained by capital costs—supporting medium-term balance. Retail continues to demonstrate relatively durable fundamentals: necessity-based and well-located centers benefit from limited new supply and improved tenant health, while discretionary formats remain more sensitive to consumer trade-down and occupancy cost pressures. Broadly, investor attention continues to skew toward “bond-like” retail cash flows and infill industrial assets with long-duration demand support, with equity investors increasingly focused on assets that can sustain distributions and deliver predictable cash flows in a higher-rate environment.

Multifamily: Multifamily remains supported by affordability constraints and household formation, though performance continues to vary by market and vintage. Supply deliveries in select Sun Belt and high-growth markets continue to pressure rent growth and concessions, while insurance, taxes and operating expenses remain key drivers of net operating income variability. The market continues to emphasize operating performance—durable occupancy and expense control remain primary underwriting considerations—and equity investors are placing continued emphasis on in-place cash flow and operational execution, particularly in markets where supply-driven pressure may persist through 2026.

Office: Office continues to reflect significant divergence across assets. Trophy and well-amenitized properties in strong locations with high-quality tenancy remain comparatively more financeable, while commodity assets continue to face elevated vacancy, lease rollover risk and constrained refinancing options. Distress continues to work through the system, with outcomes increasingly dependent on asset quality, capital structure and tenant composition. Performance remains highly market-specific, with certain gateway markets—including New York City and San Francisco—demonstrating relatively stronger leasing and liquidity dynamics. Equity capital, where it participates, remains concentrated in recapitalizations, repositionings and select discounted acquisitions where new basis and capital structure resets can improve long-term viability.

Capital Markets & Investment Trends

Credit remains available but selective and structurally different than the pre-2022 market. Banks continue to demonstrate caution in new origination, particularly for office and transitional business plans, contributing to an ongoing funding gap for refinancing and recapitalization capital. At the same time, securitized and institutional capital sources remain active where collateral and sponsorship meet current underwriting standards. Private-label commercial mortgage-backed securities (“CMBS”) issuance has remained active in early 2026, reflecting continued demand for stabilized, high-quality collateral, even as stress persists in certain property types and legacy loan vintages.

Equity capital markets remain selectively open but return-driven and more disciplined than in the prior cycle. Public and private market valuation gaps have continued to narrow modestly as capitalization rates have stabilized and forward rate expectations have improved, though transaction activity remains influenced by constrained seller willingness and elevated required returns. Limited partner liquidity needs, fund lifecycle dynamics and debt maturities continue to catalyze recapitalizations and secondary activity, supporting a pipeline of equity opportunities across preferred equity, structured joint ventures and control acquisitions.

The current phase of the cycle continues to be defined by maturities and refinancing dynamics. A substantial volume of commercial mortgages remains scheduled to mature in 2026 and beyond, reinforcing the market’s focus on extensions, paydowns and creative capital solutions, including preferred equity, mezzanine financing, rescue capital and structured senior loans. In this environment, transaction activity continues to be driven largely by liability management—recapitalizations and refinancings—rather than discretionary investment sales, and equity investment opportunities remain increasingly linked to capital structure complexity rather than traditional stabilized acquisitions.

Outlook

We expect 2026 to continue to reflect a period of normalization in the CRE market, with outcomes increasingly differentiated by asset quality, sector fundamentals and capital structure. The gap between short-term and long-term Treasury rates narrowed from about 0.71% at year-end to about 0.50% by mid-April due to investors expecting fewer future rate cuts, especially as higher energy prices brought inflation concerns back into focus. The most likely path remains (i) gradually improving liquidity for “financeable” assets, (ii) continued pressure and resolution activity in structurally challenged segments and (iii) sustained dispersion in performance across property types and markets. While capital markets activity, including CMBS issuance, has remained active, delinquency trends and refinancing activity continue to indicate elevated levels of stress in certain segments, and overall market recovery is expected to remain uneven.

For Rithm Capital, we believe this environment remains constructive because the market continues to produce both structured-credit and equity opportunities with attractive risk-adjusted return potential. Dislocation and refinancing-driven activity should continue to create entry points across the capital stack—particularly where traditional lenders remain constrained and where sponsors require speed, certainty and flexibility. The flatter curve does compress net interest margins for leveraged strategies that borrow short and lend long, placing a premium on credit selection and structural protections over duration positioning—a dynamic that favors the Company’s flexible, multi-strategy approach over spread-dependent book-value strategies. 2026 should continue to present attractive opportunities to provide liquidity against real estate with durable cash flows, while selectively pursuing equity and hybrid situations where basis resets, improved documentation terms and capital structure simplification can enhance downside protection and long-term total returns. However, the Company’s ability to execute on these opportunities remains subject to market conditions, borrower performance, interest rate volatility and broader economic factors.

The economic conditions discussed above influence our investment strategy and results.

The following table summarizes the change in U.S. GDP estimates (annualized rate) according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Real GDP	2%	0.5%	4.4%	3.8%	(0.5)%

The following table summarizes the annualized U.S. unemployment rate according to the U.S. Department of Labor:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Unemployment rate	4.3%	4.4%	4.4%	4.1%	4.2%

The following table summarizes the annualized 10-year U.S. Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
10-year U.S. Treasury rate	4.3%	4.2%	4.2%	4.2%	4.2%
30-year fixed mortgage rate	6.4%	6.2%	6.3%	6.8%	6.7%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026; however, uncertainty related to market volatility, the path of the federal funds rate, various regional conflicts and global trade and fiscal policies makes any estimates and assumptions as of March 31, 2026, inherently less certain than they would be absent the current environment. Actual results may materially differ from those estimates. Market volatility, inflationary pressures and government policies (monetary, fiscal, trade and immigration) and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of March 31, 2026 and December 31, 2025, is separated into the Origination and Servicing, Residential Transitional Lending, Asset Management, Investment Portfolio and Commercial Real Estate segments, as described in more detail below (dollars in thousands).

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
March 31, 2026
Investments(A)	$18,736,571	$3,203,281	$1,021,920	$4,176,120	$5,126,122	$—	$32,264,014
Cash and cash equivalents(A)	1,120,631	108,928	224,173	24,009	164,409	4,026	1,646,176
Restricted cash(A)	156,171	23,467	8,501	35,606	262,510	235,943	722,198
Other assets(A)	8,268,652	140,151	1,412,154	2,514,872	349,531	5,420	12,690,780
Goodwill	29,468	55,731	231,444	—	—	—	316,643
Assets of consolidated entities(A)	—	974,188	1,605,855	3,154,690	—	—	5,734,733
Total Assets	$28,311,493	$4,505,746	$4,504,047	$9,905,297	$5,902,572	$245,389	$53,374,544
Debt(A)	$16,780,281	$2,647,509	$434,608	$5,096,739	$3,956,881	$1,259,284	$30,175,302
Other liabilities(A)	5,723,796	59,613	1,250,252	459,954	303,928	963,912	8,761,455
Liabilities of consolidated entities(A)	—	864,407	1,342,418	2,725,667	—	—	4,932,492
Total Liabilities	22,504,077	3,571,529	3,027,278	8,282,360	4,260,809	2,223,196	43,869,249
Redeemable Non-controlling Interests of Consolidated Subsidiaries	—	—	120,484	—	—	240,654	361,138
Total Stockholders’ Equity	5,807,416	934,217	1,356,285	1,622,937	1,641,763	(2,218,461)	9,144,157
Non-controlling interests in equity of consolidated subsidiaries	9,576	—	73,445	58,370	392,689	—	534,080
Stockholders’ Equity in Rithm Capital Corp.	$5,797,840	$934,217	$1,282,840	$1,564,567	$1,249,074	$(2,218,461)	$8,610,077
Investments in Equity Method Investees	$26,892	$28,363	$242,399	$325,904	$186,047	$—	$809,605
December 31, 2025
Investments(A)	$18,308,310	$2,706,044	$906,454	$4,912,402	$5,156,248	$—	$31,989,458
Debt(A)	$16,843,333	$2,219,808	$425,445	$5,689,351	$3,952,452	$1,258,271	$30,388,660
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs, including funds and collateralized financing entities (“CFEs”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

Origination and Servicing

The Origination and Servicing segment is Rithm Capital’s largest business by assets, equity and earnings contribution. The segment operates through our wholly owned subsidiaries Newrez and NRM, through which, we originate and service residential mortgage loans across multiple distribution channels and product types. As of March 31, 2026, Newrez ranked among the top five lenders in the U.S. based on total funded volume of originations, according to Inside Mortgage Finance. As of December 31, 2025, the latest period for which servicing rankings are available, Newrez also ranked among the top five servicers in the U.S. based on total unpaid principal balance (“UPB”) serviced, according to Inside Mortgage Finance.

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

We sell conforming loans to the Agencies and securitize Non-QM residential mortgage loans. Loans are typically funded at origination using warehouse financing facilities, which are repaid upon loan sale or securitization.

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

Our loan offerings include residential mortgage loans that conform to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans insured by the FHA, the VA and the USDA, non-qualified residential mortgage (“Non-QM”) loans originated through our SMART Loan Series and certain non-Agency loan products. Our Non-QM loan offerings are designed for borrowers who do not meet the underwriting criteria applicable to Agency loans but satisfy our credit and risk standards. We also originate closed-end second lien home equity loans for existing customers, which allow borrowers to access home equity without refinancing their existing first-lien mortgage.

Our origination platform funded approximately $15.5 billion and $18.8 billion of residential mortgage loans during the three months ended March 31, 2026 and December 31, 2025, respectively, and $15.5 billion and $11.8 billion during the three months ended March 31, 2026 and 2025, respectively. The table below provides selected operating statistics by channel and product for our Origination and Servicing segment:

	UPB
	Three Months Ended
(in millions)	March 31, 2026	% of Total	December 31, 2025	% of Total	March 31, 2025	% of Total	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$2,473	16%	$2,846	15%	$1,170	10%	$(373)	$1,303
Retail / Joint Venture	712	5%	824	4%	580	5%	(112)	132
Wholesale	2,562	17%	3,672	20%	1,537	13%	(1,110)	1,025
Correspondent	9,726	62%	11,473	61%	8,542	72%	(1,747)	1,184
Total Production by Channel	$15,473	100%	$18,815	100%	$11,829	100%	$(3,342)	$3,644

Production by Product:
Agency	$8,232	54%	$7,966	42%	$5,502	47%	$266	$2,730
Government	5,796	37%	9,018	48%	5,538	47%	(3,222)	258
Non-QM	1,076	7%	1,461	8%	389	3%	(385)	687
Non-Agency	350	2%	339	2%	372	3%	11	(22)
Other	18	—%	31	—%	28	—%	(13)	(10)
Total Production by Product	$15,472	100%	$18,815	100%	$11,829	100%	$(3,343)	$3,643

% Purchase	51%		58%		73%
% Refinance	49%		42%		27%

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

	UPB as of
(in millions)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Performing Servicing:
MSR-owned assets	$526,731	$525,854	$519,812	$877	$6,919
Residential whole loans	2,993	3,269	2,379	(276)	614
Total Performing Servicing	529,724	529,123	522,191	601	7,533

Special Servicing:
MSR-owned assets	15,805	15,563	13,032	242	2,773
Residential whole loans	11,158	10,144	7,177	1,014	3,981
Third-party	242,591	242,801	244,158	(210)	(1,567)
Total Special Servicing	269,554	268,508	264,367	1,046	5,187
Total Newrez Servicing	799,278	797,631	786,558	1,647	12,720

Serviced by Third-Parties:
MSR-owned assets	51,093	54,116	58,298	(3,023)	(7,205)
Total Servicing Portfolio	$850,371	$851,747	$844,856	$(1,376)	$5,515

Agency Servicing:
MSR-owned assets	$374,605	$376,982	$382,117	$(2,377)	$(7,512)
Third-party	29,638	35,996	65,372	(6,358)	(35,734)
Total Agency Servicing	404,243	412,978	447,489	(8,735)	(43,246)

Government-Insured Servicing:
MSR-owned assets	152,626	151,676	139,936	950	12,690
Third-party	2,799	2,859	3,084	(60)	(285)
Total Government-Insured Servicing	155,425	154,535	143,020	890	12,405

Non-Agency (Private Label) Servicing:
MSR-owned assets	66,398	66,875	69,089	(477)	(2,691)
Residential whole loans	14,151	13,413	9,556	738	4,595
Third-party	210,154	203,946	175,702	6,208	34,452
Total Non-Agency (Private Label) Servicing	290,703	284,234	254,347	6,469	36,356
Total Servicing Portfolio	$850,371	$851,747	$844,856	$(1,376)	5,515

As of March 31, 2026, our performing servicing division serviced approximately $529.7 billion UPB of loans, our special servicing division serviced approximately $269.6 billion UPB of loans and third-party servicers serviced approximately $51.1 billion UPB of loans, for a total servicing portfolio of approximately $850.4 billion UPB. This represented a decrease of approximately $1.4 billion as compared to December 31, 2025, primarily reflecting scheduled and voluntary loan prepayments, partially offset by new client acquisitions and loan production activity, and an increase of $5.5 billion as compared to March 31, 2025, primarily driven by new client acquisitions and loan production activity, partially offset by loan paydowns.

As of March 31, 2026, Newrez serviced approximately 3.7 million customers. The aggregate UPB of loans serviced by Newrez was approximately $799.3 billion, $797.6 billion and $786.6 billion as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

As of March 31, 2026, approximately 91.4% of the UPB of residential mortgage loans underlying our owned MSRs was serviced by Newrez. In addition to MSRs serviced by Newrez, we engage third-party subservicers, including PHH and Valon, to perform servicing activities with respect to a portion of the residential mortgage loans underlying our MSRs and MSR financing receivables. As of March 31, 2026, loans serviced by these third-party subservicers had an aggregate UPB of approximately $51.1 billion, representing approximately 8.6% of our total servicing portfolio.

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

An MSR represents the right to service a pool of residential mortgage loans in exchange for a portion of the interest payments made by borrowers on the underlying loans, together with ancillary servicing income and custodial interest. This servicing right is recognized as an asset on the Company’s consolidated balance sheets. An MSR generally consists of two components: a base servicing fee, which compensates the servicer for performing contractual servicing obligations (including servicing advance obligations), and an Excess MSR, which represents the portion of the servicing fee in excess of the base fee.

We finance our investments in MSRs and MSR financing receivables primarily through short- and medium-term bank facilities and capital markets financings. These borrowings are either recourse or non-recourse obligations and bear interest at either fixed or variable rates based on a specified margin over the Secured Overnight Financing Rate (“SOFR”). Capital markets financings are typically subject to collateral coverage requirements, which are calculated as the ratio of the outstanding note balance to the market value of the underlying collateral. The market value of the collateral is generally updated periodically, and if the collateral coverage ratio exceeds a specified threshold—generally 90%— we may be required to contribute additional collateral, repay a portion of the outstanding debt or post cash to restore compliance. The difference between the applicable collateral coverage ratio and the related trigger level is commonly referred to as a “margin holiday.”

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

Servicer advances are intended to provide liquidity to the underlying securitization structures rather than credit enhancement. These advances are generally senior in the cash flow waterfall and are typically reimbursed from collections on the related mortgage loan pool, borrower payments or proceeds from the liquidation of the underlying property, referred to as loan-level recoveries. The Company’s right to reimbursement for such advances is reflected as an asset on our consolidated balance sheets within servicer advances receivable.

Prepayments made by borrowers on residential mortgage loans underlying securitizations may generally be used to fund principal and interest advance obligations. Servicing agreements with Fannie Mae, Ginnie Mae and certain private-label securitizations (“PLS”) typically provide for payment waterfalls that permit servicers to apply collections received from prepayments to satisfy advance requirements. This ability reflects timing differences between the servicer’s obligation to remit scheduled payments and the timing of remittance of borrower prepayments. As a result, servicers may effectively use prepayment proceeds to fund advance obligations. In certain circumstances, if advances are determined to be non-recoverable or are not recovered upon loan payoff or property liquidation, the servicer may be entitled to reimburse itself from custodial accounts holding collections on serviced loans, commonly referred to as a “general collections backstop.”

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

The table below summarizes our MSRs and MSR financing receivables as of March 31, 2026:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$374.6	29	$6.4
Non-Agency(A)	66.4	42	0.9
Ginnie Mae	152.6	48	3.5
Total / Weighted Average	$593.6	36	$10.8
(A)Includes GSE and non-Agency MSRs of $21.0 billion and $30.1 billion underlying UPB, respectively, serviced by third-party subservicers.

The following tables summarize the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of March 31, 2026 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(B)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Adjustable Rate Mortgage %(C)	Three Month Average CPR(D)	Three Month Average CRR(E)	Three Month Average CDR(F)	Three Month Average Recapture Rate
GSE(A)	$6,398,083	$374,604,926	1,905,112	772	4.4%	268	68	0.9%	7.7%	7.6%	—%	17.0%
Non-Agency(A)	914,163	66,397,709	547,031	672	4.6%	273	205	7.7%	7.4%	6.0%	1.4%	4.0%
Ginnie Mae	3,547,687	152,626,485	601,985	705	4.5%	312	45	0.3%	8.4%	8.1%	0.3%	33.6%
Total	$10,859,933	$593,629,120	3,054,128	744	4.4%	280	77	1.5%	7.8%	7.6%	0.2%	19.8%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(G)
GSE(A)	0.3%	0.2%	0.1%	0.2%
Non-Agency(A)	2.0%	4.7%	0.7%	2.5%
Ginnie Mae	2.9%	1.4%	0.1%	0.7%
Weighted Average	1.2%	1.0%	0.1%	0.6%
(A)Includes GSE and non-Agency MSRs of $21.0 billion and $30.1 billion underlying UPB, respectively, serviced by third-party subservicers.
(B)Based on the weighted average (“WA”) of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the Fair Isaac Corporation (“FICO”) score when loans are refinanced or become delinquent.
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

See Note 5 to our consolidated financial statements for additional information regarding our MSRs, MSR financing receivables and servicer advances receivable, and Note 17 for additional information regarding the related financing arrangements.

Hedging Activities

Government and Government-Backed Securities

Our Origination and Servicing segment also includes investments in Agency RMBS and U.S. Treasury securities, which are primarily held to hedge interest rate exposure associated with our MSR portfolio and to support REIT asset and income requirements. These investments are financed primarily through short-term repurchase agreements.

The following table summarizes our Agency RMBS and U.S. Treasury securities portfolio as of and for the three months ended March 31, 2026 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$5,101,409	$4,987,176	$65,914	$(11,321)	$5,041,769	23	7.4	8.1%	$5,023,687
Treasury securities	25,000	24,985	—	—	24,985	1	0.0	N/A	—
Total / Weighted Average	$5,126,409	$5,012,161	$65,914	$(11,321)	$5,066,754	24	7.4		$5,023,687
(A)Agency RMBS are held at fair value under the fair value option election. Treasury securities include $25.0 million of short-term Treasury bills held-to-maturity at amortized cost.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio as of March 31, 2026:

Net Interest Spread(A)
Weighted average asset yield	5.0%
Weighted average funding cost	3.9%
Net Interest Spread	1.1%
(A)The government and government-backed securities portfolio consists of 100% fixed-rate securities.

To-Be-Announced Forward Contract Positions (“TBAs”)

In addition to holding government and government-backed securities, we use other hedging instruments, primarily TBAs, to economically hedge interest rate exposure associated with our MSR portfolio. The following table summarizes the notional and carrying value amounts of our TBAs:

	March 31, 2026	December 31, 2025
Notional	$24,630,958	$21,568,758
Carrying Value:
TBAs - asset	93,074	6,070
TBAs - liability	9,989	47,001

Ancillary Mortgage Services

In addition to origination and servicing activities, this segment includes operations conducted through subsidiaries that provide mortgage- and real estate-related services, including Guardian (property preservation and field services), eStreet (appraisal services) and Avenue 365 (title and settlement services).

Residential Transitional Lending

The Residential Transitional Lending segment operates through Genesis, a wholly owned Rithm subsidiary that originates and manages short-term, business-purpose mortgage loans secured by residential real estate. Genesis is the second-largest U.S. residential transitional lender based on management's estimates of total origination volume.

The originated loans are used by real estate investors and developers to finance transitional projects, including:

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

Collateral and underwriting. The loans are generally secured by a mortgage or first deed of trust on the underlying real estate. Commitment sizing is determined under our lending policies and is typically based on (i) loan-to-cost (“LTC”) or loan-to-after-

repair value (“LTARV”) for construction and renovation loans and (ii) loan-to-value (“LTV”) for bridge loans. LTC and LTARV are generally calculated as the total commitment at origination divided by the total estimated project cost or the value of the property after completion of renovations, as applicable. LTV is generally calculated as the total commitment at origination divided by the “as-complete” appraisal. At origination, we typically fund a portion of the commitment at closing and hold back the remaining amount for future draws, subject to inspections, progress reporting and other conditions in the loan documents. These ratios do not reflect interim activity such as construction draws, interest capitalization or partial repayments.

Credit support. Loans are typically supported by a corporate and/or personal guarantee, which may be further secured by a pledge of the guarantor’s interests in the borrower and/or other real estate or assets owned by the guarantor.

Loan economics and terms. Commitments are generally interest-only and bear a variable rate based on SOFR plus a spread (generally ranging from 4% to 17%), with initial terms typically ranging from 6 to 120 months, depending on project size and expected completion timeline. We may extend loans based on our assessment of project status and other underwriting considerations. As of March 31, 2026, the average commitment size was $5.2 million, and the weighted average remaining term to contractual maturity was 13.8 months.

We earn loan origination fees (“points”), which are generally based on the loan term, borrower profile and collateral characteristics. As of March 31, 2026, we earned an average of 1.2% of total commitment at origination. We also may earn past-due fees, cost reimbursements (including for closing, collection and inspection-related expenses), extension fees for renewals or extensions, and amendment fees for loan modifications. Renewals and extensions are generally evaluated under our then-current underwriting criteria, including applicable LTV limitations based on the origination appraisal or an updated appraisal when required. Origination and renewal fees are recognized as income at origination as residential transition loans (“RTLs”) are measured at fair value.

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

The following table summarizes certain information related to our portfolio of loans included in the Residential Transitional Lending segment (dollars in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025
Loans originated(A)	$1,607,882	$1,421,962
Loans repaid	$652,248	$883,078
Number of loans originated	487	463

	As of
	March 31, 2026	December 31, 2025
Carrying value(B)	$4,438,160	$3,914,674
UPB	$4,421,602	$3,886,696
Total commitment	$6,492,269	$5,791,861
Average total commitment(C)	$3,913	$3,571
Weighted average contractual interest(D)	9.0%	8.9%
(A)Based on total commitment at origination.
(B)Includes residential transition loans of consolidated entities of approximately $1.2 billion as of March 31, 2026 and December 31, 2025.
(C)Represents the calculated amount of total commitment divided by the total number of loans in the Residential Transitional Lending segment.
(D)Excludes loan fees and weighted by current UPB.

The following table summarizes the loan purpose of our portfolio of loans included in the Residential Transitional Lending segment (dollars in thousands):

	March 31, 2026
	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	523	31.5%	$3,420,828	52.7%	72.7% / 62.0%
Bridge	560	33.8%	2,247,461	34.6%	67.4%
Renovation	576	34.7%	823,980	12.7%	80.5% / 66.3%
Total	1,659	100.0%	$6,492,269	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to residential transition loans from December 31, 2025 to March 31, 2026.

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

As of March 31, 2026, the Asset Management segment managed approximately $59 billion in assets under management (“AUM”), of which $37 billion and $19 billion was managed by Sculptor and Crestline, respectively.

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

Expenses

Expenses in the Asset Management segment consist primarily of compensation and benefits for investment professionals and support personnel, general, administrative and operating expenses, technology and infrastructure costs, professional fees and acquisition-related and integration expenses, where applicable.

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

Assets Under Management

AUM represents the assets for which we provide investment management, advisory or certain other investment-related services. AUM generally includes (i) the net asset value of managed accounts, open-ended and closed-end funds or the gross asset value of real estate and real estate funds, (ii) uncalled capital commitments and (iii) par value of structured credit vehicles (e.g., collateralized loan obligations). AUM includes amounts that are not subject to management fees, incentive income or other amounts earned on AUM. AUM also includes amounts that are invested in other affiliated funds/vehicles. Rithm Capital's calculation of AUM is intended to provide a consistent and comparable measure of managed assets across its businesses; however, it is not based on any specific regulatory definition and may differ from similarly titled measures presented by other asset managers and, as a result, may not be comparable.

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

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR Carrying Value (millions)
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	March 31, 2026	December 31, 2025
Total / Weighted Average	$46.6	32	20	65.0% – 80.0%	$314.9	$323.6
(A)The MSR is a weighted average as of March 31, 2026 and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents Excess MSRs serviced by Rocket. We also invested in related servicer advance investments, including the base fee component of the related MSR on $11.6 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of March 31, 2026 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$314,933	$46,627,179	389,042	719	4.6%	218	173	6.6%	6.3%	0.4%	12.1%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(E)
Weighted Average(F)	0.8%	1.4%	0.2%	0.6%
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

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	March 31, 2026					December 31, 2025
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value(A)
Servicer advance investments	$273,459	$284,260	$11,568,977	$252,683	2.2%	$294,322
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the three months ended March 31, 2026 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
				Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.5%	7.1	$212,172	82.5%	85.3%	6.2%	5.1%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

March 31, 2026
Principal and interest advances	$39,304
Escrow advances (taxes and insurance advances)	117,798
Foreclosure advances	95,581
Total	$252,683

Non-Agency Securities

Within our non-Agency securities portfolio, we retain and hold certain risk retention bonds from securitizations that we do not consolidate, in compliance with applicable risk retention requirements under the Dodd-Frank Act and the rules promulgated thereunder. We also hold bonds issued in connection with our consolidated PLS, which are eliminated in consolidation. The related equity value is reflected within assets of consolidated entities and liabilities of consolidated entities on our consolidated balance sheets and is excluded from the tables below. As of March 31, 2026, approximately 80.6% of our non-Agency securities portfolio consisted of bonds retained to satisfy risk retention requirements.

The following table summarizes our non-Agency securities portfolio (dollars in thousands):

	As of and for the Three Months Ended March 31, 2026						December 31, 2025
Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)	Carrying Value(B)
			Gains	Losses
Non-Agency securities	$8,582,596	$779,693	$99,628	$(44,988)	$834,332	$960,358	$759,633
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Carrying value which is equal to the fair value for all securities.
(C)Includes repurchase agreements on non-Agency securities retained through consolidated securitizations.

The following table summarizes the characteristics of our non-Agency securities portfolio and of the collateral underlying our non-Agency securities as of March 31, 2026 (dollars in thousands):

							Collateral Characteristics(A)
	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Number of Securities	Weighted Average Life (Years)	Weighted Average Coupon(B)	Average Loan Age (Years)	Collateral Factor(C)	Three Month CPR(D)	Delinquency(D)	Cumulative Losses to Date
Total / weighted average	$8,582,596	$779,693	$834,332	658	4.1	4.6%	12.9	0.5	9.0%	2.7%	0.7%
(A)Excludes $156.0 million carrying value of non-Agency securities that are backed by assets other than residential mortgages.
(B)Excludes interest only, residual and other bonds with a carrying value of $175.1 million for which no coupon payment is expected.
(C)Represents the ratio of original UPB of loans still outstanding.
(D)Three-month average constant prepayment rate and default rates.

The following table summarizes the net interest spread of our non-Agency securities portfolio as of March 31, 2026:

Net Interest Spread(A)
Weighted average asset yield	5.8%
Weighted average funding cost	5.2%
Net Interest Spread	0.6%
(A)The non-Agency securities portfolio consists of 30.9% floating rate securities and 69.1% fixed-rate securities (accounted for on an amortized cost basis).

We finance a significant portion of our non-Agency securities investments through short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest at rates offered by counterparties for the applicable repurchase term (for example, 30 or 60 days), typically calculated as a specified margin over SOFR. As of March 31, 2026 and December 31, 2025, we had pledged non-Agency securities, including securities retained through consolidated securitizations, with an aggregate carrying value of approximately $1.4 billion and $1.3 billion, respectively, as collateral for repurchase agreement borrowings.

A portion of the collateral securing these borrowings is subject to daily mark-to-market valuation and related margin calls. The remaining collateral generally is not subject to daily margin calls unless the collateral coverage percentage—calculated as the current carrying value of outstanding debt divided by the market value of the underlying collateral—reaches or exceeds a specified collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is commonly referred to as a “margin holiday.” See Note 17 to our consolidated financial statements for additional information regarding our non-Agency securities financing arrangements, including a summary of related activity from December 31, 2025 to March 31, 2026.

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

As of March 31, 2026, we held approximately $5.1 billion of outstanding face amount of residential mortgage loans classified as residential mortgage loans on our consolidated balance sheets (see below). These investments were financed in part through secured financing agreements with an aggregate face amount of approximately $4.6 billion. Our acquisitions during the period included open-market purchases, originations through Newrez, bulk acquisitions and loans acquired through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type (dollars in thousands):

	March 31, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$3,243,943	$3,137,744	8,090	6.0%	25.8	$3,265,142

Residential mortgage loans, HFI, at fair value	$337,179	$308,284	6,474	7.7%	3.5	$324,688
Residential Mortgage Loans, HFS:
Acquired performing loans	47,285	42,904	1,467	6.6%	3.3	45,861
Acquired non-performing loans(C)	14,097	11,834	160	8.7%	3.0	10,930
Residential mortgage loans, HFS	61,382	54,738	1,627	7.1%	3.2	56,791
Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(D)	953,717	960,281	2,509	6.2%	10.8	1,612,154
Acquired non-performing loans(C)(E)	422,929	395,504	1,692	5.4%	27.8	299,413
Originated loans	3,364,858	3,418,934	10,525	6.2%	28.6	3,515,914
Residential mortgage loans, HFS, at fair value	4,741,504	4,774,719	14,726	6.1%	24.9	5,427,481
Total Residential Mortgage Loans	$5,140,065	$5,137,741	22,827			$5,808,960
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
(C)Loans are generally placed on non-accrual status when principal or interest is 90 days or more past due.
(D)Includes $216.8 million UPB of Ginnie Mae early buyout options.
(E)Includes $414.2 million UPB of Ginnie Mae early buyout options on accrual status as recovery of contractual cash flows are guaranteed by the FHA as of March 31, 2026.

We evaluate the credit quality of our residential mortgage loan portfolio using indicators that include delinquency status, LTV ratios and geographic concentration.

We finance a significant portion of our residential mortgage loan investments through repurchase agreements. These recourse borrowings generally bear variable interest rates for the term of the applicable repurchase transaction (typically less than one year) at a specified margin over SOFR. As of March 31, 2026 and December 31, 2025, we had pledged residential mortgage loans with a carrying value of approximately $5.1 billion and $5.8 billion, respectively, as collateral for borrowings under repurchase agreements. Certain of these financings are subject to daily mark-to-market adjustments and related margin calls. Other financings are not subject to daily margin calls unless the collateral coverage percentage—calculated as the current carrying value of outstanding debt divided by the market value of the underlying collateral—reaches or exceeds a specified trigger. The difference between the collateral coverage percentage and the applicable trigger is referred to as a “margin holiday.” See Note 17 to our consolidated financial statements for additional information regarding the financing of our residential mortgage loans, including a summary of related activity from December 31, 2025 to March 31, 2026.

See Note 7 to our consolidated financial statements for additional information regarding our residential mortgage loans, including a summary of related activity from December 31, 2025 to March 31, 2026.

Consumer Loans

The tables below summarize the carrying value of our consumer loans and present selected collateral characteristics for our consumer loan portfolio. This portfolio includes (i) the Upgrade loans, (ii) the Marcus loans and (iii) the SpringCastle loans. These loans are held by Rithm Capital through certain limited liability companies.

	March 31, 2026				December 31, 2025
	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)	Carrying Value
SpringCastle	$154,569	$155,406	18.0%	3.5	$167,807
Marcus	258,897	128,884	11.2%	0.6	166,473
Upgrade	544,915	521,004	13.4%	10.8	450,119
Total Consumer Loans	$958,381	$805,294	13.6%	6.9	$784,399

	March 31, 2026
	Number of Loans	Adjustable Rate Loan %	Average Loan Age (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	27,283	14.8%	258	1.9%	13.6%	5.5%
Marcus	100,702	—%	46	55.9%	23.4%	2.9%
Upgrade	52,471	—%	7	0.1%	30.3%	1.1%
Total / Weighted Average	180,456	2.4%	58	15.5%	25.7%	2.3%
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

We finance our consumer loan investments through a combination of securitization and secured borrowing arrangements. The SpringCastle loans are financed with securitized, non-recourse long-term notes with a stated maturity date of September 2037. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028. The Upgrade loans are financed primarily through a secured revolving credit facility that matures in July 2026. See Note 17 to our consolidated financial statements for further information regarding the financing of our consumer loans, including a summary of activity from December 31, 2025 to March 31, 2026.

See Note 8 to our consolidated financial statements for additional information, including a summary of activity related to consumer loans from December 31, 2025 to March 31, 2026.

Single-Family Rental Properties

As of March 31, 2026, our SFR portfolio consisted of approximately 4,025 properties with an aggregate carrying value of approximately $1.0 billion. The SFR portfolio generates rental income under lease agreements that typically have initial terms of one to two years. Operating results are influenced by rental rates, occupancy levels, tenant turnover and local market conditions. We incur ongoing operating expenses associated with the portfolio, including property taxes, insurance, maintenance and property management costs. Our SFR property acquisitions were financed through a combination of credit facilities, term loans and securitization structures. See Note 17 to our consolidated financial statements for additional information regarding the financing of our SFR properties.

Our Investment Portfolio segment also includes results from certain wholly owned subsidiaries and minority investments that provide services across the mortgage and real estate sectors. This includes our strategic partnership with Darwin through APM, which provides property management services. All of our SFR properties are currently managed by APM.

Commercial Real Estate

Following the Elecor Acquisition in December 2025, we own and operate a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of our broader real estate platform, totaling approximately 12.2 million square feet.

The key metrics related to Elecor CRE properties are included in the tables below.

Quarterly Leasing Information:

	Three Months Ended March 31, 2026	Period from December 19, 2025 to December 31, 2025(A)
Lease count	9	3
Sq ft leased (total)	103,143	54,010
Rithm Capital’s share (sq ft)	67,432	24,699
Weighted average initial rent ($ per sq ft)	$96.11	$71.17
Weighted average lease term (years)	9.2	1.3
(A)     Represents activity from December 19, 2025, the Elecor acquisition date, through December 31, 2025.

Same Store Leased Occupancy:

	March 31, 2026	December 31, 2025
New York City	92.1%	92.8%
San Francisco	59.1%	62.2%
Total	85.7%	86.9%

Same store leased occupancy (core properties owned by Elecor in a similar manner during both reporting periods) across the Elecor portfolio was 85.7% as of March 31, 2026, compared to 86.9% as of December 31, 2025, a decrease of 120 basis points. This decrease was driven primarily by lease expirations in the three months, partially offset by new leases executed across the portfolio. Year-to-date leasing activity has been executed at rents 16.7% above the full-year 2025 average, reflecting improving tenant demand for premier Class A office space across the Elecor portfolio.

Lease Expiration Schedule:

Year of Expiration	Expiring Sq Ft(A)	% of Total Sq Ft	Annualized Base Rent (in millions)(A)	% of Total Portfolio ABR
April 1 through December 31, 2026	377,390	5.6%	$36,379	6.1%
2027	209,532	3.1%	18,791	3.2%
2028	167,121	2.5%	13,649	2.3%
2029	508,543	7.5%	42,593	7.2%
2030	497,143	7.3%	49,224	8.3%
2031 and thereafter	5,028,360	74.0%	432,421	72.9%
Total	6,788,089	100.0%	$593,057	100.0%
(A)     Amounts are presented at Rithm share.

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

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2026; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of March 31, 2026, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Our critical accounting policies as of March 31, 2026, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in the 2025 Form 10-K.

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

During the three months ended March 31, 2026, interest rates decreased in comparison to the three months ended March 31, 2025. Changes in interest rates can inversely impact a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. On the other hand, lower interest rates also decrease our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended March 31, 2026 compared to the three months ended December 31, 2025 and the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Our results of operations are not necessarily indicative of our future performance (dollars in thousands).

	Three Months Ended
	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$579,288	$570,070	$570,801	$9,218	$8,487
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(211,456), $(232,554) and $(146,891), respectively)	(204,229)	(421,815)	(333,378)	217,586	129,149
Servicing revenue, net	375,059	148,255	237,423	226,804	137,636
Interest income	461,877	500,814	441,260	(38,937)	20,617
Gain on originated residential mortgage loans, HFS, net	208,250	203,731	159,789	4,519	48,461
Asset management revenue	106,587	359,489	87,672	(252,902)	18,915
Rental revenue	191,691	46,202	19,402	145,489	172,289
Other revenue	36,772	32,258	31,371	4,514	5,401
	1,380,236	1,290,749	976,917	89,487	403,319
Expenses
Interest expense and warehouse line fees	430,662	422,821	419,054	7,841	11,608
General, administrative and operating	336,002	261,366	212,978	74,636	123,024
Compensation and benefits	378,410	453,932	271,467	(75,522)	106,943
Depreciation and amortization	92,644	35,985	24,568	56,659	68,076
	1,237,718	1,174,104	928,067	63,614	309,651
Other Income (Loss)
Realized and unrealized gains (losses), net	(15,154)	50,876	(1,143)	(66,030)	(14,011)
Other income, net	26,876	38,804	9,073	(11,928)	17,803
	11,722	89,680	7,930	(77,958)	3,792
Income before Income Taxes	154,240	206,325	56,780	(52,085)	97,460
Income tax expense (benefit)	44,762	115,747	(23,930)	(70,985)	68,692
Net Income	109,478	90,578	80,710	18,900	28,768
Non-controlling interests in income of consolidated subsidiaries	(146)	1,234	1,086	(1,380)	(1,232)
Redeemable non-controlling interests in income of consolidated subsidiaries	6,946	4,353	813	2,593	6,133
Net Income Attributable to Rithm Capital Corp.	102,678	84,991	78,811	17,687	23,867
Change in redemption value of redeemable non-controlling interests	—	—	15,611	—	(15,611)
Dividends on preferred stock	34,847	31,875	26,677	2,972	8,170
Net Income Attributable to Common Stockholders	$67,831	$53,116	$36,523	$14,715	$31,308

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$530,599	$522,754	$526,810	$7,845	$3,789
Ancillary and other fees	48,689	47,316	43,991	1,373	4,698
Servicing fee revenue, net and fees	579,288	570,070	570,801	9,218	8,487
Change in Fair Value due to:
Realization of cash flows	(211,456)	(232,554)	(146,891)	21,098	(64,565)
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	361,586	(249,992)	(395,025)	611,578	756,611
Gains (losses) on MSR economic hedges	(354,359)	60,731	208,538	(415,090)	(562,897)
Servicing Revenue, Net	$375,059	$148,255	$237,423	$226,804	$137,636
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Changes in interest rates and prepayment speeds	$258,761	$(23,831)	$(341,713)	$282,592	$600,474
Changes in discount rates	140,976	4,214	(4,323)	136,762	145,299
Changes in other factors	(38,151)	(230,375)	(48,989)	192,224	10,838
Change in Valuation and Assumptions	$361,586	$(249,992)	$(395,025)	$611,578	$756,611

The table below includes a further breakdown of servicing fee revenue, net and fees for the periods presented:

	Three Months Ended
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
MSR-owned assets	$457,617	$447,207	$449,710	$10,410	$7,907
Residential whole loans	2,877	2,891	2,435	(14)	442
Third-party servicing revenue	56,812	54,268	53,954	2,544	2,858
Incentive	10,931	13,750	18,284	(2,819)	(7,353)
Boarding	2,362	4,638	2,427	(2,276)	(65)
Ancillary and other fees	48,689	47,316	43,991	1,373	4,698
Servicing Fee Revenue, Net and Fees(A)	$579,288	$570,070	$570,801	$9,218	$8,487
(A)In addition to third-party servicing revenue, includes other fees earned from third parties of $30.2 million, $29.7 million and $22.0 million for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.

The table below summarizes the UPB of our MSRs, MSR financing receivables and third-party servicing:

	UPB
(dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
GSE	$404,243	$412,978	$447,489	$(8,735)	$(43,246)
Non-Agency	290,703	284,234	254,347	6,469	36,356
Ginnie Mae	155,425	154,535	143,020	890	12,405
Total	$850,371	$851,747	$844,856	$(1,376)	$5,515

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing, Special Servicing and serviced by third-parties:

	UPB
(dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Performing Servicing	$529,724	$529,123	$522,191	$601	$7,533
Special Servicing	269,554	268,508	264,367	1,046	5,187
Serviced by third-parties	51,093	54,116	58,298	(3,023)	(7,205)
Total Servicing Portfolio	$850,371	$851,747	$844,856	$(1,376)	$5,515

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Servicing revenue, net was $375.1 million for the three months ended March 31, 2026, an increase of $226.8 million, compared to $148.3 million for the three months ended December 31, 2025. The increase was primarily attributable to slower prepayment speeds, resulting in $21.1 million less realization of cash flows, and a $196.5 million increase in hedged MSR mark-to-market driven by lower discount rates and delinquency rates. Servicing fee revenue, net and fees increased $9.2 million, primarily driven by lower interest shortfall and higher subservicing revenue quarter-over-quarter.

Weighted average mortgage servicing revenue remained comparable quarter-over-quarter at approximately 35 bps.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Servicing revenue, net was $375.1 million for the three months ended March 31, 2026, an increase of $137.6 million, compared to $237.4 million for the three months ended March 31, 2025. The increase was primarily attributable to a $193.7 million increase in hedged MSR mark-to-market driven by lower discount rates, partially offset by $64.6 million higher realization of cash flows driven by higher prepayment speeds year-over-year. Servicing fee revenue, net and fees increased $8.5 million driven by portfolio growth, partially offset by higher servicer advances provision year-over-year.

Weighted average mortgage servicing revenue remained comparable year-over-year at approximately 35 bps.

Interest Income

The following table includes the breakdown of interest income by segment for the periods presented:

(dollars in thousands)	Three Months Ended
Segment	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Origination & Servicing	$234,877	$305,075	$292,561	$(70,198)	$(57,684)
Residential Transitional Lending	87,659	82,075	66,508	5,584	21,151
Asset Management	38,897	16,470	9,413	22,427	29,484
Investment Portfolio	95,967	93,696	71,790	2,271	24,177
Commercial Real Estate	1,832	337	—	1,495	1,832
Corporate Category	2,645	3,161	988	(516)	1,657
Total Interest Income	$461,877	$500,814	$441,260	$(38,937)	$20,617

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Interest income was $461.9 million for the three months ended March 31, 2026, a decrease of $38.9 million, compared to $500.8 million for the three months ended December 31, 2025. The decrease was primarily attributable to (i) lower interest income from custodial balances at the mortgage company, driven by seasonally lower custodial balances and a lower average earnings rate resulting from the decline in interest rates toward the end of 2025, and (ii) lower interest income from on-balance sheet Non-QM loans due to securitizations during the three months ended March 31, 2026. The decrease was partially offset by a full quarter of interest income earned from insurance company investments acquired in December 2025, as well as growth in the RTL portfolio.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Interest income was $461.9 million for the three months ended March 31, 2026, an increase of $20.6 million, compared to $441.3 million for the three months ended March 31, 2025. The increase was primarily attributable to growth in Non-QM and RTL portfolios, as well as a full quarter of interest income earned from insurance company investments acquired in December 2025, partially offset by net securities sales.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Pull through adjusted lock volume	$16,959,017	$17,275,692	$12,451,587	$(316,675)	$4,507,430

Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	2.52%	1.77%	3.20%
Retail / Joint Venture	2.88%	3.40%	3.48%
Wholesale	1.20%	1.53%	1.33%
Correspondent	0.44%	0.58%	0.55%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.09%	1.12%	1.23%

The following table summarizes funded loan production by channel:

	UPB
	Three Months Ended
(dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$2,473	$2,846	$1,170	$(373)	$1,303
Retail / Joint Venture	712	824	580	(112)	132
Wholesale	2,562	3,672	1,537	(1,110)	1,025
Correspondent	9,726	11,473	8,542	(1,747)	1,184
Total Production by Channel	$15,473	$18,815	$11,829	$(3,342)	$3,644

% Purchase	51%	58%	73%
% Refinance	49%	42%	27%
Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Gain on originated residential mortgage loans, HFS, net was $208.3 million for the three months ended March 31, 2026, an increase of $4.5 million, compared to $203.7 million for the three months ended December 31, 2025. The increase was primarily attributable to gains from mortgage loan origination derivatives partially offset by narrower gain on sale margins and reduction in pull through adjusted lock volume.

For the three months ended March 31, 2026, funded loan origination volume was $15.5 billion, down from $18.8 billion in the three months ended December 31, 2025. Refinance activity represented 49% of total funded origination volume, up from 42% in three months ended December 31, 2025, driven by slight decline in interest rates. Gain on sale margin for the three months ended March 31, 2026 was 1.09%, 3 bps lower than 1.12% for the three months ended December 31, 2025, primarily due to narrower margins in the Wholesale and Correspondent channels.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Gain on originated residential mortgage loans, HFS, net was $208.3 million for the three months ended March 31, 2026, an increase of $48.5 million, compared to $159.8 million for the three months ended March 31, 2025. The increase was primarily attributable to an increase in pull through adjusted lock volume in the Direct to Consumer, Wholesale and Correspondent channels, partially offset by narrower gain on sale margins.

For the three months ended March 31, 2026, funded loan origination volume was $15.5 billion, up from $11.8 billion in the three months ended March 31, 2025. Refinance activity represented 49% of total funded origination volume, up from 27% in the three months ended March 31, 2025, driven by decline in interest rates. Gain on sale margin for the three months ended March 31, 2026 was 1.09%, 14 bps lower than 1.23% for the three months ended March 31, 2025, primarily due to narrower gain on sale margins across channels.

Asset Management Revenue

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Asset management revenue was $106.6 million for the three months ended March 31, 2026, a decrease of $252.9 million, compared to $359.5 million for the three months ended December 31, 2025. The decrease was primarily attributable to incentive income crystallizations and recognition in the fourth quarter. Management fees increased quarter-over-quarter attributable to a full quarter of earnings from Crestline acquired in December 2025.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Asset management revenue was $106.6 million for the three months ended March 31, 2026, an increase of $18.9 million, compared to $87.7 million for the three months ended March 31, 2025. The increase was primarily attributable to a full quarter of earnings from Crestline, which was acquired in December 2025, as well as an increase in fee earning AUM, partially offset by less first quarter crystallizations recognized through incentive income year-over-year.

Rental Revenue

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Rental revenue was $191.7 million for the three months ended March 31, 2026, an increase of $145.5 million, compared to $46.2 million for the three months ended December 31, 2025. The increase was driven by a full quarter of earnings from Elecor, which was acquired in December 2025. Elecor generated $171.2 million of the total rental revenue earned in the first quarter of 2026, with the remainder earned from our SFR business.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Rental revenue was $191.7 million for the three months ended March 31, 2026, an increase of $172.3 million, compared to $19.4 million for the three months ended March 31, 2025. The increase was driven by a full quarter of earnings from Elecor, which was acquired in December 2025. Elecor generated $171.2 million of the total rental revenue earned in the first quarter of 2026, with the remainder earned from our SFR business.

Other Revenue

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Other revenue was $36.8 million for the three months ended March 31, 2026, an increase of $4.5 million, compared to $32.3 million for the three months ended December 31, 2025. The increase was driven by a full quarter of earnings from Elecor, which was acquired in December 2025.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Other revenue was $36.8 million for the three months ended March 31, 2026, an increase of $5.4 million, compared to $31.4 million for the three months ended March 31, 2025. The increase was driven by a full quarter of earnings from Elecor, which was acquired in December 2025.

Interest Expense and Warehouse Line Fees

The following table includes the breakdown of interest expense and warehouse line fees by segment for the periods presented:

(dollars in thousands)	Three Months Ended
Segment	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Origination & Servicing	$215,797	$254,331	$292,948	$(38,534)	$(77,151)
Residential Transitional Lending	35,659	34,960	31,701	699	3,958
Asset Management	6,173	6,720	14,089	(547)	(7,916)
Investment Portfolio	76,555	87,927	59,636	(11,372)	16,919
Commercial Real Estate	58,462	8,188	—	50,274	58,462
Corporate Category	38,016	30,695	20,680	7,321	17,336
Total Interest Expense and Warehouse Line Fees	$430,662	$422,821	$419,054	$7,841	$11,608

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Interest expense and warehouse line fees were $430.7 million for the three months ended March 31, 2026, an increase of $7.8 million, compared to $422.8 million for the three months ended December 31, 2025. The increase was primarily attributable (i) a full quarter of interest expense incurred by Elecor acquired in December 2025, (ii) an increase in average borrowing on MSRs and (iii) an increase in borrowing to support growth of the RTL portfolio. The increase was partially offset by Non-QM securitizations, reduction in mortgage loan production volume, lower Agency securities held and lower average cost of borrowing during the three months ended March 31, 2026.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Interest expense and warehouse line fees were $430.7 million for the three months ended March 31, 2026, an increase of $11.6 million, compared to $419.1 million for the three months ended March 31, 2025. The increase was primarily attributable to (i) a full quarter of interest expense incurred by Elecor acquired in December 2025, (ii) an increase in average borrowing on MSRs and (iii) an increase in borrowing to support growth of the RTL portfolio. The increase was partially offset by lower Agency securities held and lower average cost of borrowing during the three months ended March 31, 2026.

General, Administrative and Operating

General, administrative and operating expense consists of the following:

	Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Legal and professional	$37,898	$59,144	$24,638	$(21,246)	$13,260
Loan origination	19,886	17,180	14,677	2,706	5,209
Occupancy	17,167	16,449	14,490	718	2,677
Subservicing	11,852	11,623	16,756	229	(4,904)
Loan servicing	37,769	27,499	41,400	10,270	(3,631)
Property and maintenance	106,355	38,597	27,583	67,758	78,772
Information technology	34,619	32,774	29,691	1,845	4,928
Insurance-related expenses	19,855	5,392	—	14,463	19,855
Other	50,601	52,708	43,743	(2,107)	6,858
General, Administrative and Operating Expense	$336,002	$261,366	$212,978	$74,636	$123,024

The following table includes the breakdown of general, administrative and operating expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended
Segment	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Origination & Servicing	$151,269	$159,952	$143,767	$(8,683)	$7,502
Residential Transitional Lending	6,537	9,073	4,831	(2,536)	1,706
Asset Management	49,811	48,215	31,591	1,596	18,220
Investment Portfolio	25,109	26,661	22,992	(1,552)	2,117
Commercial Real Estate	84,000	13,124	—	70,876	84,000
Corporate Category	19,276	4,341	9,797	14,935	9,479
Total General, Administrative and Operating Expense	$336,002	$261,366	$212,978	$74,636	$123,024

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

General, administrative and operating expenses were $336.0 million for the three months ended March 31, 2026, an increase of $74.6 million, compared to $261.4 million for the three months ended December 31, 2025. The increase was primarily attributable a full quarter of expenses incurred by Elecor and Crestline, driving majority of the $67.8 million increase in Elecor property and maintenance expense. The increase was partially offset by lower legal expenses following the close of these acquisitions. Additionally, there were higher loan servicing expenses from an increase in Non-QM securitizations during the three months ended March 31, 2026.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

General, administrative and operating expenses were $336.0 million for the three months ended March 31, 2026, an increase of $123.0 million, compared to $213.0 million for the three months ended March 31, 2025. The increase was primarily attributable to expenses incurred by Elecor and Crestline, which were both acquired in December 2025, driving majority of the $78.8 million increase in property and maintenance expense.

Compensation and Benefits

The following table includes the breakdown of compensation and benefits expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended
Segment	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Origination & Servicing	$207,074	$213,425	$172,702	$(6,351)	$34,372
Residential Transitional Lending	20,822	17,583	14,391	3,239	6,431
Asset Management	113,016	187,273	65,330	(74,257)	47,686
Investment Portfolio	5,115	795	1,162	4,320	3,953
Commercial Real Estate	11,282	14,285	—	(3,003)	11,282
Corporate Category	21,101	20,571	17,882	530	3,219
Total Compensation and Benefits Expense	$378,410	$453,932	$271,467	$(75,522)	$106,943

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Compensation and benefits expenses were $378.4 million for the three months ended March 31, 2026, a decrease of $75.5 million, compared to $453.9 million for the three months ended December 31, 2025. The decrease was primarily due to the timing of bonus accruals in the fourth quarter of 2025 linked to fund performance.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Compensation and benefits expenses were $378.4 million for the three months ended March 31, 2026, an increase of $106.9 million, compared to $271.5 million for the three months ended March 31, 2025. The increase was primarily driven by higher overall compensation costs, driven by increased headcount following the acquisitions of Elecor and Crestline in December 2025.

Depreciation and Amortization

The following table includes the breakdown of depreciation and amortization expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended
Segment	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Origination & Servicing	$6,088	$6,171	$7,659	$(83)	$(1,571)
Residential Transitional Lending	1,943	1,939	1,567	4	376
Asset Management	11,526	8,594	7,384	2,932	4,142
Investment Portfolio	8,482	8,927	7,954	(445)	528
Commercial Real Estate	64,605	10,354	—	54,251	64,605
Corporate Category	—	—	4	—	(4)
Total Depreciation and Amortization Expense	$92,644	$35,985	$24,568	$56,659	$68,076

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Depreciation and amortization expense was $92.6 million for the three months ended March 31, 2026, an increase of $56.7 million, compared to $36.0 million for the three months ended December 31, 2025. The increase was driven by a full quarter of expense incurred by Elecor and Crestline, which were both acquired in December 2025, adding CRE and lease and other intangibles to the consolidated portfolio.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Depreciation and amortization expense was $92.6 million for the three months ended March 31, 2026, an increase of $68.1 million, compared to $24.6 million for the three months ended March 31, 2025. The increase was driven by a full quarter of expense incurred by Elecor and Crestline, which were both acquired in December 2025, adding CRE and lease and other intangibles to the consolidated portfolio.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Real estate and other securities	$(27,204)	$5,649	$8,454	$(32,853)	$(35,658)
Residential mortgage loans and REO	(3,705)	5,290	2,544	(8,995)	(6,249)
Derivative and hedging instruments	2,876	(3,008)	(9,815)	5,884	12,691
Notes and bonds payable	(12,270)	717	4,848	(12,987)	(17,118)
Consolidated entities(A)	19,064	15,771	16,442	3,293	2,622
Insurance company investments	1,272	2,606	—	(1,334)	1,272
Other gains (losses)(B)	4,813	23,851	(23,616)	(19,038)	28,429
Realized and unrealized gains (losses), net	(15,154)	50,876	(1,143)	(66,030)	(14,011)
Other income, net	26,876	38,804	9,073	(11,928)	17,803
Other Income, Net	$11,722	$89,680	$7,930	$(77,958)	$3,792
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Other income, net was $11.7 million for the three months ended March 31, 2026, a decrease of $78.0 million, compared to $89.7 million for the three months ended December 31, 2025.

The decrease was primarily attributable to realized and unrealized losses on real estate and other securities, as well as losses related to REO and notes and bonds payable. Losses on real estate and other securities were driven by increases in the 10-year Treasury rate, while changes in notes and bonds payable were primarily due to the early extinguishment of debt.

The decrease in other gains reflects lower gains on preferred stock from certain equity method investments and residential transition loans, along with increased losses on consumer loans.

The decrease in other income, net was primarily attributable to a non-recurring loan recovery in the three months ended December 31, 2025, which was partially offset by increases in pickup from equity method investments.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Other income, net was $11.7 million for the three months ended March 31, 2026, an increase of $3.8 million, compared to $7.9 million for the three months ended March 31, 2025.

The increase was primarily attributable to realized and unrealized gains related to derivative and hedging instruments and other gains, partially offset by losses on real estate and other securities and notes and bonds payable. Other gains was primarily attributable to lower losses related to the consumer loan portfolio.

Losses on real estate and other securities were driven by increases in the 10-year Treasury rate, while changes in notes and bonds payable were primarily due to the early extinguishment of debt.

The increase in other income, net was primarily attributable to higher gains on equity method investments and rental revenue associated with Elecor, which was acquired in December 2025.

Income Tax Expense (Benefit)

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Income tax expense decreased $71.0 million, which represents the net of a $1.9 million current tax expense increase and $72.9 million deferred tax expense decrease. The change in deferred tax expense was primarily driven by changes in the fair value of MSRs and swaps held within taxable entities. Current tax expense is driven primarily by income from foreign operations.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Income tax expense increased $68.7 million, which represents the net of a $11.3 million decrease in current tax expense and $80 million deferred tax expense increase. The change in deferred tax expense was primarily driven by changes in the fair value of MSRs and swaps held within taxable entities. The change in current tax expense is driven primarily by income from foreign operations.

Non-Controlling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Non-controlling interests in income (loss) of consolidated subsidiaries was $(0.1) million for the three months ended March 31, 2026, a decrease of $1.4 million, compared to $1.2 million for the three months ended December 31, 2025. The decrease was driven by losses attributable to non-controlling interests in our commercial real estate and asset management segment. This was offset by gains attributable to non-controlling interests in our investment portfolio.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Non-controlling interests in income (loss) of consolidated subsidiaries was $(0.1) million for the three months ended March 31, 2026, a decrease of $1.2 million, compared to $1.1 million for the three months ended March 31, 2025. The decrease was driven by losses attributable to non-controlling interests in our commercial real estate and asset management segment. This was offset by gains attributable to non-controlling interests in our investment portfolio.

Redeemable Non-Controlling Interests in Income of Consolidated Subsidiaries

Three months ended March 31, 2026 compared to the three months ended December 31, 2025

Redeemable non-controlling interests in income of consolidated subsidiaries was $6.9 million for the three months ended March 31, 2026, an increase of $2.6 million, compared to $4.4 million for the three months ended December 31, 2025. The increase was primarily driven by higher income attributable to redeemable non-controlling interests in a consolidated joint venture during the current period.

Three months ended March 31, 2026 compared to the three months ended March 31, 2025

Redeemable non-controlling interests in income of consolidated subsidiaries was $6.9 million for the three months ended March 31, 2026, an increase of $6.1 million, compared to $0.8 million for the three months ended March 31, 2025. The increase was primarily driven by higher income attributable to redeemable non-controlling interests in a consolidated joint venture, including interests that were newly established during the first quarter of 2025 and therefore had limited comparable activity in the prior-year period, as well as higher income attributable to redeemable non-controlling interests related to the Company-sponsored SPAC.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the Federal Housing Finance Agency (the “FHFA”), Fannie Mae and Freddie Mac private label servicing and Ginnie Mae for Ginnie Mae servicing, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of March 31, 2026, approximately $1.4 billion of available liquidity was held at NRM and Newrez, of which $0.8 billion was in excess of the regulatory liquidity requirements. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

The FHFA and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to the FHFA, all non-banks have to hold additional origination liquidity of 50 bps times loans HFS plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of March 31, 2026, Rithm Capital maintained compliance with the required capital and liquidity standards. Non-compliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae introduced Risk Based Capital Ratio (“RBCR”) requirements for institutions seeking approval as Ginnie Mae single-family issuers (including those that are non-depository mortgage companies). These institutions are required to maintain a RBCR of at least 6% in addition to continuing to maintain a leverage ratio of at least 6%. In connection with the implementation of this requirement, Ginnie Mae also introduced risk-based capital relief for hedging of MSRs, whereby issuers who have a track record of managing their interest rate exposure through MSRs hedging and who meet prescribed eligibility requirements may qualify for RBCR requirement relief. Compliance with these capital and liquidity requirements may require us to maintain elevated levels of capital and liquidity, which could constrain our operations and adversely affect our returns.

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

As of March 31, 2026, our total outstanding debt obligations amounted to $35.4 billion and are comprised of secured financing agreements, secured notes and bonds payable, Senior Unsecured Notes (as defined below) and notes payable of consolidated entities. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs may only be satisfied with the assets of the respective CFE, and creditors do not have recourse to Rithm Capital Corp.

We have margin exposure on $13.9 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, we may be required to post margin, which could significantly impact our liquidity.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Three Months Ended March 31, 2026
	Outstanding Balance at March 31, 2026	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government and government-backed securities	$5,023,687	$5,080,041	$5,130,519	4.1%
Non-Agency securities	960,358	953,581	982,930	5.4%
Residential mortgage loans	4,185,242	4,205,495	5,497,951	5.2%
Residential transition loans	1,089,040	923,732	1,089,040	6.0%
Secured Notes and Bonds Payable:
MSRs	2,629,627	2,540,807	2,629,627	6.9%
Servicer advances	782,058	798,808	816,898	5.3%
Residential mortgage loans	—	—	—	—%
Total / Weighted Average	$14,670,012	$14,502,464	$16,146,965	5.2%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Secured Financing Agreements:
Government and government-backed securities	$5,080,041	$7,486,216	$7,635,112	$9,407,987
Non-Agency securities	953,581	908,897	889,135	831,541
Residential mortgage loans and REO	4,205,495	4,816,525	3,567,661	3,223,464
Residential transition loans	923,732	524,960	537,259	379,593
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

The Company’s senior unsecured notes due October 15, 2025 (the “2025 Senior Notes” and, together with the 2030 Senior Notes and the 2029 Senior Notes, the “Senior Unsecured Notes”) were fully redeemed during the second quarter of 2025.

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

Maturities

Our debt obligations as of March 31, 2026, as summarized in Note 17 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Non-recourse(A)	Recourse(B)	Total
April 1 through December 31, 2026	$2,935,130	$12,210,537	$15,145,667
2027	2,948,353	2,071,295	5,019,648
2028	971,512	984,725	1,956,237
2029	1,440,000	3,432,971	4,872,971
2030	1,877,621	575,000	2,452,621
2031 and thereafter	5,458,062	250,000	5,708,062
	$15,630,678	$19,524,528	$35,155,206
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $2.2 billion, $8.5 billion, $0.0 billion and $4.9 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $11.9 billion, $6.3 billion, $1.3 billion and $0.0 billion, respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of March 31, 2026.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management fees and incentive income), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at March 31, 2026 was $1.6 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of March 31, 2026, we had outstanding secured financing agreements with an aggregate face amount of approximately $13.9 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $6.9 billion face amount of our MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets. As of March 31, 2026, our total borrowing capacity under our secured financing arrangements was $27.3 billion with $9.7 billion of available financing under these arrangements. Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if Rithm Capital has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

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

These short-term and long-term expectations are forward-looking and subject to a number of uncertainties and assumptions, including those described under “—Market Considerations” as well as Part I, Item 1A. “Risk Factors” of the 2025 Form 10-K. If our assumptions about our liquidity prove to be incorrect, we could be subject to a shortfall in liquidity in the future, and such a shortfall may occur rapidly and with little or no notice, which could limit our ability to address the shortfall on a timely basis and could have a material adverse effect on our business.

Stockholders’ Equity

Preferred Stock

Pursuant to our certificate of incorporation, we are authorized to designate and issue up to 100.0 million shares of preferred stock, par value of $0.01 per share, in one or more classes or series.

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

	Number of Shares		Liquidation Preference(A)			Carrying Value(C)		Dividends Declared per Share
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025	Three Months Ended March 31,
Series(B)					Issuance Discount			2026	2025
Series A, issued July 2019(D)(G)(I)	4,200,068	4,200,068	$105,002	$105,002	3.15%	$99,822	$99,822	$0.60	$0.64
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.59	0.63
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.55	0.59
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44
Series E, 8.75% issued September 2025(F)	7,600,000	7,600,000	190,000	190,000	3.15%	183,536	183,536	0.55	—
Series F, 8.75% issued January 2026(E)	10,000,000	—	$250,000	$—	3.15%	$242,125	$—	$0.69	$—
Total	67,564,122	57,564,122	$1,689,104	$1,439,104		$1,632,915	$1,390,790	$3.42	$2.30
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Under certain circumstances upon a change of control, our Series A, Series B, Series C, Series D, Series E and Series F (each as defined below) are convertible to shares of our common stock.
(C)Carrying value reflects par value less discount and issuance costs.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Fixed-rate cumulative redeemable preferred.
(G)Effective August 15, 2024, dividends on each of the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) accrue at a floating rate. For the first quarter 2026 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802%, respectively, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(H)Effective February 15, 2025, dividends on the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) accumulate at a floating rate. For the first quarter 2026 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares on March 28, 2025.

From and including the date of original issue (July 2, 2019 for the Series A, August 15, 2019 for the Series B and February 14, 2020 for the Series C) but excluding August 15, 2024 (with respect to Series A and Series B) and February 15, 2025 (with respect to Series C), holders of shares of our Series A, Series B and Series C were entitled to receive cumulative cash dividends at a rate of 7.50%, 7.125% and 6.375%, respectively, per annum of the $25.00 liquidation preference per share (equivalent to $1.875, $1.781 and $1.594, respectively, per annum per share). From and including August 15, 2024 (with respect to the Series A and Series B) and February 15, 2025 (with respect to the Series C), holders of our Series A, Series B and Series C are entitled to receive cumulative cash dividends at a floating rate per annum which is determined pursuant to the USD-London Interbank Offered Rate cessation fallback language in the Certificate of Designations for each of our Series A, Series B and Series C. From and including the date of original issue (September 17, 2021) but excluding November 15, 2026, holders of shares of our 7.00% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”) are entitled to receive cumulative cash dividends at a rate of 7.00% per annum of the $25.00 liquidation preference per share (equivalent to $1.750 per annum per share). Holders of shares of our Series D, from and including November 15, 2026, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 6.223%. From and including the date of original issue (September 25, 2025), holders of shares of our 8.750% Series E Fixed-Rate Cumulative Redeemable Preferred Stock (“Series E”) are entitled to receive cash dividends at a rate of 8.750% per annum of the $25.00 liquidation preference per share (equal to $2.1875 per annum per share). From and including the date of original issue (January 21, 2026) but excluding February 15, 2031, holders of shares of our 8.750% Series F Fixed-Rate Reset Cumulative Redeemable Preferred Stock (“Series F”) are entitled to receive cumulative cash dividends at a rate of 8.750% per annum of the $25.00 liquidation preference per share (equivalent to $2.1875 per annum per share). Holders of shares of our Series F, from and including February 15, 2031, are entitled to receive cumulative cash dividends based on the five-year Treasury rate plus a spread of 5.009%. Dividends for the Series A, Series B, Series C, Series D, Series E and Series F are payable quarterly in arrears on or about the 15th day of each February, May, August and November.

Preferred dividends declared for the quarter ended March 31, 2026 were $37.1 million.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

The Company has an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million, from time to time. During the three months ended March 31, 2026, the Company did not issue any shares of common stock were issued under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides flexibility to return capital when deemed accretive to shareholders. During the three months ended March 31, 2026, we did not repurchase any shares of our common stock or our preferred stock.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the three months ended March 31, 2026 were $139.6 million.

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

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Three Months Ended March 31,
	2026	2025	Change
Beginning of period — cash, cash equivalents and restricted cash	$2,789,413	$1,917,809	$871,604

Net cash provided by operating activities	100,687	1,421,267	(1,320,580)
Net cash used in investing activities	(739,452)	(1,304,457)	565,005
Net cash provided by financing activities	312,320	55,953	256,367
Net increase (decrease) in cash, cash equivalents and restricted cash	(326,445)	172,763	(499,208)

End of Period — Cash, Cash Equivalents and Restricted Cash	$2,462,968	$2,090,572	$372,396

Operating Activities

Net cash provided by operating activities was approximately $100.7 million and $1.4 billion for the three months ended March 31, 2026 and 2025, respectively. The year-over-year decrease was primarily driven by $1.0 billion lower net cash receipts from mortgage loan pooling and related activity in the 2026 period, reflecting higher loan pool sales in the prior-year quarter. This reduction in cash from loan sales was partially offset by lower repayments of warehouse credit facilities, which are reflected in cash flows from financing activities.

Investing Activities

Net cash used in investing activities was approximately $739.5 million and $1.3 billion for the three months ended March 31, 2026 and 2025, respectively. The decrease in net cash used in investing activities was primarily driven by purchases of government-backed securities during the three months ended March 31, 2025, with no comparable purchases during the current period, partially offset by higher net cash used for residential transitional loan activity during the three months ended March 31, 2026.

Financing Activities

Net cash provided by financing activities was approximately $312.3 million and $56.0 million for the three months ended March 31, 2026 and 2025, respectively. The increase was primarily driven by higher net borrowings under secured financing agreements and warehouse credit facilities during the 2026 period, reflecting increased loan origination activity.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described under “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.7 billion. As of March 31, 2026 there was $10.9 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds and other vehicles, primarily related to providing asset management services and, in certain cases, investments in such non-consolidated entities. As of March 31, 2026, our maximum exposure to loss of $1.3 billion represents the potential loss of current investments or income and fees receivable from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of March 31, 2026, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of March 31, 2026, we had the following material contractual obligations:

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
See Note 25 and Note 27 to our consolidated financial statements for information regarding commitments and material contracts entered into subsequent to March 31, 2026, if any. As described in Note 25, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, those certain limited liability companies which hold certain of our consumer loan portfolios have invested in loans with an aggregate of $128.6 million of unfunded and available revolving credit privileges as of March 31, 2026. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Genesis had commitments to fund up to $1.9 billion of additional advances on existing mortgage loans as of March 31, 2026. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment. Rithm Capital has invested in various CRE projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of March 31, 2026, the Company has an unfunded capital commitment to fund up to $80.0 million on an existing loan to a certain CRE borrower. As of March 31, 2026, the Company has unfunded capital commitments of $548.9 million, of which $35.6 million relates to commitments of consolidated funds. Approximately $129.9 million of the commitments will be funded by contributions to the Company from certain current and former employees and executive managing directors. The Company expects to fund these commitments over approximately the next 6 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually. Additionally, the Company, through a consolidated subsidiary, entered into a joint venture which the Company consolidates, with a third party to acquire an interest in an affiliated fund. As of March 31, 2026, the unfunded capital commitment to the consolidated joint venture was $31.4 million, of which $25.1 million is expected to be funded by the third-party.

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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis), including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest Rate Change (bps)	March 31, 2026	December 31, 2025
+50bps	+11.2	-41.2
+25bps	+22.2	+7.7
-25bps	-55.3	-64.5
-50bps	-143.9	-185.6
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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage Basis Change (bps)	March 31, 2026	December 31, 2025
+20bps	+92.8	+66.8
+10bps	+46.4	+33.4
-10bps	-46.4	-33.4
-20bps	-92.8	-66.8
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

ITEM 1A. RISK FACTORS

For the three months ended March 31, 2026, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate of Designations of Rithm Capital Corp., designating the Company’s 8.750% Series F Fixed-Rate Reset Cumulative Redeemable Preferred Stock, par value $0.01 per share (Incorporated by reference to Exhibit 3.10 to the Company’s Form 8-Q filed on January 21, 2026.

4.1	Form of certificate representing the 8.750% Series F Fixed-Rate Reset Cumulative Redeemable PReferred Stock of Rithm Capital Corp. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on Junary 21, 2026.

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

May 4, 2026

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

May 4, 2026