Form 10-Q
period 2026-06-30
Rithm Capital Corp.
filed 2026-08-04
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or
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
Common stock, $0.01 par value per share: 558,407,031 shares outstanding as of July 31, 2026.

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
•risks related to our origination and servicing operations, including, but not limited to, operational risks; class action lawsuits; deficiencies and delays in servicing and foreclosure practices; delays in or failure to receive regulatory approval; ability to modify, resell or refinance early buyout (“EBO”) loans; ability to recover servicer advances; ability to maintain minimum servicer ratings; increases in loan delinquencies and foreclosures; and prepayment risk;
•risks associated with residential mortgage loans, including subprime mortgage loans, home equity lines of credit (“HELOCs”) and consumer loans, including prepayment, foreclosure and default risks, and the impact of risks associated with deficiencies in servicing and foreclosure practices, may have on the value of our mortgage servicing rights (“MSRs” and each, an “MSR”), excess mortgage servicing rights (“Excess MSRs” and each, an “Excess MSR”), servicer advance investments, residential mortgage-backed securities (“RMBS”), residential mortgage loans, HELOCs and consumer loan portfolios;
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
•risks related to our management of Rithm Property Trust Inc. (“Rithm Property Trust”) and Rithm Perpetual Life Residential Trust (“R-HOME”);
•risks related to our acquisitions of Crestline Management, L.P. (“Crestline”) and Paramount Group, Inc. (“Paramount” or “Elecor”), including, but not limited to, integration risk and the increased exposure to risks in the CRE industry;
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
•risks related to the legislative and regulatory environment, including, but not limited to, uncertainty regarding the federal conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “GSEs” and each, a “GSE”), risk retention regulations, legislation permitting modifications to the terms of outstanding loans, potential legislation impacting the SFR industry and the impact of uncertainty surrounding regulatory oversight in the current federal administration;
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

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Mortgage servicing rights and mortgage servicing rights financing receivables, at fair value	$11,091,483	$10,359,141
Government and government-backed securities (includes $4,887,937 and $5,230,139 at fair value, respectively)	4,912,869	5,254,905
Residential mortgage loans (includes $4,241,244 and $5,752,169 at fair value, respectively)(A)	4,293,492	5,808,960
Consumer loans, at fair value(A)	707,111	784,399
Residential transition loans, at fair value	3,832,312	2,699,864
Residential mortgage loans subject to repurchase	4,308,886	3,952,792
Real estate, net(A)	6,139,789	6,175,735
Insurance company investments, at fair value	1,119,524	906,454
Cash, cash equivalents and restricted cash(A)	2,454,708	2,656,938
Servicer advances receivable	2,751,593	3,090,613
Other assets (includes $3,037,780 and $2,707,456 at fair value, respectively)(A)	5,584,432	5,583,976
Assets of Consolidated Entities(A):
Investments, at fair value and other assets	6,912,669	5,789,349
Total Assets	$54,108,868	$53,063,126
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$13,677,512	$13,763,802
Secured notes and bonds payable (includes $126,140 and $143,442 at fair value, respectively)(A)	14,363,446	15,203,770
Residential mortgage loan repurchase liability	4,308,886	3,952,792
Unsecured notes, net of issuance costs	1,902,627	1,421,088
Interest sensitive insurance contract liabilities	1,143,797	960,209
Dividends payable	185,032	178,900
Accrued expenses and other liabilities (includes $631,854 and $638,090 at fair value, respectively)(A)	3,104,711	3,349,643
Liabilities of Consolidated Entities(A):
Notes payable, at fair value and other liabilities	5,974,137	4,978,212
Total Liabilities	44,660,148	43,808,416
Commitments and Contingencies (Note 25)
Redeemable Non-controlling Interests of Consolidated Subsidiaries (Note 22)	397,306	314,303
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 67,564,122 and 57,564,122 issued and outstanding, $1,689,104 and $1,439,104 aggregate liquidation preference, respectively	1,632,915	1,390,790
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 558,407,031 and 555,880,947 issued and outstanding, respectively	5,584	5,559
Additional paid-in capital	7,033,296	6,982,991
Accumulated deficit	(226,449)	(19,945)
Accumulated other comprehensive income	71,516	71,092
Stockholders’ Equity in Rithm Capital Corp.	8,516,862	8,430,487
Non-controlling interests in equity of consolidated subsidiaries	534,552	509,920
Total Stockholders’ Equity	9,051,414	8,940,407
Total Liabilities and Equity	$54,108,868	$53,063,126
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs” and each, a “VIE”), including funds and collateralized financing entities (“CFEs” and each, a “CFE”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of June 30, 2026 and December 31, 2025, total assets of such consolidated VIEs were $12.1 billion and $10.7 billion, respectively, and total liabilities of such consolidated VIEs were $9.3 billion and $8.2 billion, respectively. See Note 19 for further details.

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$614,637	$574,817	$1,193,925	$1,145,618
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(213,874), $(176,680), $(425,330) and $(323,571), respectively)	(392,875)	(155,005)	(597,104)	(488,383)
Servicing revenue, net	221,762	419,812	596,821	657,235
Interest income	474,595	478,455	936,472	919,715
Gain on originated residential mortgage loans, held-for-sale, net	207,006	169,698	415,256	329,487
Asset management revenue	142,228	95,008	248,815	182,680
Commercial real estate revenue	182,130	—	360,387	—
Other residential-related revenue	54,560	56,621	109,240	109,725
	1,282,281	1,219,594	2,666,991	2,198,842
Expenses
Interest expense and warehouse line fees	464,114	417,868	914,177	836,922
General, administrative and operating	307,349	215,781	623,950	428,759
Compensation and benefits	410,477	294,407	788,887	565,874
Depreciation and amortization	93,547	23,794	186,191	48,362
	1,275,487	951,850	2,513,205	1,879,917
Other Income
Realized and unrealized gains, net	56,305	22,741	41,151	21,598
Other income, net	23,787	15,923	46,189	22,665
	80,092	38,664	87,340	44,263
Income before Income Taxes	86,886	306,408	241,126	363,188
Income tax expense (benefit)	18,973	(11,598)	63,735	(35,528)
Net Income	67,913	318,006	177,391	398,716
Non-controlling interests in income of consolidated subsidiaries	8,032	3,169	7,886	4,255
Redeemable non-controlling interests in income of consolidated subsidiaries	3,590	3,120	10,536	3,933
Net Income Attributable to Rithm Capital Corp.	56,291	311,717	158,969	390,528
Change in redemption value of redeemable non-controlling interests	—	—	—	15,611
Dividends on preferred stock	36,098	27,818	70,945	54,495
Net Income Attributable to Common Stockholders	$20,193	$283,899	$88,024	$320,422

Net Income per Share of Common Stock
Basic	$0.04	$0.54	$0.16	$0.61
Diluted	$0.04	$0.53	$0.16	$0.60
Weighted Average Number of Shares of Common Stock Outstanding
Basic	558,346,329	530,171,540	557,537,800	527,154,950
Diluted	568,262,330	537,347,700	566,316,997	534,011,117

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.50	$0.50

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$67,913	$318,006	$177,391	$398,716
Other Comprehensive Income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(1,852)	3,210	(1,109)	7,951
Cumulative translation adjustment, net of tax	76	3,353	1,533	6,003
Comprehensive Income	66,137	324,569	177,815	412,670
Comprehensive income attributable to non-controlling interests	8,032	3,169	7,886	4,255
Comprehensive income attributable to redeemable non-controlling interests	3,590	3,120	10,536	3,933
Comprehensive Income Attributable to Rithm Capital Corp.	$54,515	$318,280	$159,393	$404,482

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 2026
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	67,564,122	$1,632,915	557,902,002	$5,579	$6,998,267	$(99,976)	$73,292	$8,610,077	$534,080	$9,144,157
Dividends declared on common stock	—	—	—	—	—	(139,602)	—	(139,602)	—	(139,602)
Dividends declared on preferred stock	—	—	—	—	—	(36,098)	—	(36,098)	—	(36,098)
Capital contributions	—	—	—	—	—	—	—	—	3,468	3,468
Capital distributions	—	—	—	—	—	—	—	—	(11,028)	(11,028)
Other capital activity	—	—	—	—	465	—	—	465	—	465
Director share grants and stock-based compensation	—	—	505,029	5	34,564	(7,064)	—	27,505	—	27,505
Comprehensive Income:
Net income	—	—	—	—	—	56,291	—	56,291	8,032	64,323
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(1,852)	(1,852)	—	(1,852)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	76	76	—	76
Total comprehensive income								54,515	8,032	62,547
Balance at June 30, 2026	67,564,122	$1,632,915	558,407,031	$5,584	$7,033,296	$(226,449)	$71,516	$8,516,862	$534,552	$9,051,414

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED JUNE 30, 2025
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	49,964,122	$1,207,254	530,122,477	$5,301	$6,635,226	$(129,934)	$58,277	$7,776,124	$108,716	$7,884,840
Dividends declared on common stock	—	—	—	—	—	(132,573)	—	(132,573)	—	(132,573)
Dividends declared on preferred stock	—	—	—	—	—	(27,818)	—	(27,818)	—	(27,818)
Capital contributions	—	—	—	—	—	—	—	—	1,662	1,662
Capital distributions	—	—	—	—	—	—	—	—	(2,721)	(2,721)
Director share grants and stock-based compensation	—	—	169,694	2	17,361	(2,993)	—	14,370	—	14,370
Comprehensive Income:
Net income, excluding amounts attributable to redeemable non-controlling interests	—	—	—	—	—	311,717	—	311,717	3,169	314,886
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	3,210	3,210	—	3,210
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	3,353	3,353	—	3,353
Total comprehensive income, excluding amounts attributable to redeemable non-controlling interests								318,280	3,169	321,449
Balance at June 30, 2025	49,964,122	$1,207,254	530,292,171	$5,303	$6,652,587	$18,399	$64,840	$7,948,383	$110,826	$8,059,209

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2026
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	57,564,122	$1,390,790	555,880,947	$5,559	$6,982,991	$(19,945)	$71,092	$8,430,487	$509,920	$8,940,407
Dividends declared on common stock	—	—	—	—	—	(279,179)	—	(279,179)	—	(279,179)
Dividends declared on preferred stock	—	—	—	—	—	(70,945)	—	(70,945)	—	(70,945)
Capital contributions	—	—	—	—	—	—	—	—	30,420	30,420
Capital distributions	—	—	—	—	—	—	—	—	(13,674)	(13,674)
Other capital activity	—	—	—	—	1,022	—	—	1,022	—	1,022
Issuance of preferred stock	10,000,000	242,125	—	—	—	—	—	242,125	—	242,125
Director share grants and stock-based compensation	—	—	2,526,084	25	49,283	(15,349)	—	33,959	—	33,959
Comprehensive Income:
Net income	—	—	—	—	—	158,969	—	158,969	7,886	166,855
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(1,109)	(1,109)	—	(1,109)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	1,533	1,533	—	1,533
Total comprehensive income								159,393	7,886	167,279
Balance at June 30, 2026	67,564,122	$1,632,915	558,407,031	$5,584	$7,033,296	$(226,449)	$71,516	$8,516,862	$534,552	$9,051,414

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, CONTINUED
FOR THE SIX MONTHS ENDED JUNE 30, 2025
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310
Dividends declared on common stock	—	—	—	—	—	(265,104)	—	(265,104)	—	(265,104)
Dividends declared on preferred stock	—	—	—	—	—	(54,495)	—	(54,495)	—	(54,495)
Capital contributions	—	—	—	—	—	—	—	—	21,863	21,863
Capital distributions	—	—	—	—	—	—	—	—	(6,628)	(6,628)
Issuance of common stock	—	—	9,020,000	90	107,322	—	—	107,412	—	107,412
Preferred stock repurchase	(2,000,000)	(50,000)	—	—	—	—	—	(50,000)	—	(50,000)
Director share grants and stock-based compensation	—	—	615,915	7	29,959	(5,545)	—	24,421	—	24,421
Fair value of SPAC warrants at issuance	—	—	—	—	2,304	—	—	2,304	—	2,304
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(15,611)	—	—	(15,611)	—	(15,611)
Comprehensive Income:
Net income, excluding amounts attributable to redeemable non-controlling interests	—	—	—	—	—	390,528	—	390,528	4,255	394,783
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	7,951	7,951	—	7,951
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	6,003	6,003	—	6,003
Total comprehensive income, excluding amounts attributable to redeemable non-controlling interests								404,482	4,255	408,737
Balance at June 30, 2025	49,964,122	$1,207,254	530,292,171	$5,303	$6,652,587	$18,399	$64,840	$7,948,383	$110,826	$8,059,209

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$177,391	$398,716
Adjustments to reconcile net income to net cash flows from operating activities:
Change in fair value of investments, net	1,254	(7,920)
Change in fair value of secured notes and bonds payable	13,306	24,028
Gain on settlement of investments, net	(154,452)	(11,488)
Gain on sale of originated residential mortgage loans, held-for-sale, net	(415,256)	(329,487)
Gain on transfer of loans to real estate owned (“REO”)	(1,319)	(40)
Depreciation and amortization	186,191	48,362
Deferred financing cost amortization and other accretion	(23,321)	(34,331)
Reversal of credit losses on securities, loans and REO	(108)	(2,932)
Non-cash portions of servicing revenue, net	651,867	508,682
Deferred tax provision	52,355	(55,148)
Mortgage loans originated and purchased for sale, net of fees	(33,076,822)	(29,403,351)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	32,267,859	29,143,670
Interest received from servicer advance investments, RMBS, loans and other	24,413	23,066
Principal repayments and sales proceeds of investments of consolidated entities	437,239	493,817
Loan originations and investment purchases of consolidated entities	(183,980)	(390,045)
Changes in:
Servicer advances receivable	284,316	463,308
Other assets	174,188	116,957
Accrued expenses and other liabilities	(140,347)	(121,677)
Net cash provided by operating activities	274,774	864,187

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Investing Activities
Purchase of servicer advance investments	(332,353)	(350,377)
Purchase of government-backed and other securities	—	(1,478,667)
Proceeds from sale of government-backed and other securities	—	1,291
Purchase of Treasury securities	(24,721)	(49,468)
Treasury sales and Treasury securities payable	—	2,013,706
Reverse repurchase agreements entered and repurchase agreements closed	—	(507,863)
Reverse repurchase agreements closed and repurchase agreements entered	—	503,863
Maturity of Treasury securities	25,000	50,000
Purchase of SFR properties, MSRs and other assets	(226,675)	(190,305)
Purchase of residential transition loans	(14,204)	—
Origination of residential transition loans	(2,586,872)	(1,709,128)
Purchase of consumer loans	(425,081)	—
Draws on revolving consumer loans	(8,585)	(11,669)
Purchase of commercial real estate	(90,616)	—
Purchase of insurance company investments, at fair value	(408,786)	—
Net settlement of derivatives and hedges	(525,559)	(52,075)
Return of investments in Excess MSRs	15,626	22,082
Return of investments in equity method investees	51,615	3,343
Principal repayments from servicer advance investments	346,754	376,142
Principal repayments from government, government-backed and other securities	356,339	361,622
Principal repayments from residential mortgage loans	20,843	22,140
Principal repayments from consumer loans	222,144	198,992
Principal repayments and sales proceeds of residential transition loans	957,870	766,439
Principal repayments and sales proceeds of insurance company investments, at fair value	188,748	—
Principal repayments and sales proceeds of investments of consolidated entities	482,333	607,445
Loan originations and investment purchases of consolidated entities	(14,151)	—
Settlement of sale of MSRs and MSR financing receivables	(4,047)	197
Proceeds from sale of REO	20,834	19,032
Net cash provided by (used in) investing activities	(1,973,544)	596,742

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Financing Activities
Repayments of secured financing agreements	(18,764,122)	(32,257,543)
Repayments of warehouse credit facilities	(47,634,161)	(35,288,354)
Repayment of unsecured notes	(18,326)	(291,476)
Net settlement of margin deposits under repurchase agreements and derivatives	(76,622)	181,335
Repayments of secured notes and bonds payable	(4,766,616)	(3,812,544)
Deferred financing fees	(16,475)	(16,562)
Dividends paid on common and preferred stock	(346,903)	(316,178)
Borrowings under secured financing agreements	18,621,633	31,272,394
Borrowings under warehouse credit facilities	47,696,700	35,362,956
Borrowings under secured notes and bonds payable	3,915,480	3,284,314
Proceeds from issuance of unsecured senior notes	495,000	495,000
Proceeds from issuance of debt obligations of consolidated entities	2,370,082	—
Repayments of debt obligations of consolidated entities	(519,304)	(170,873)
Premiums collected on insurance contract liabilities	190,943	—
Benefits paid, surrenders, and withdrawals on insurance contract liabilities	(31,726)	—
Issuance of common stock	—	107,412
Issuance of preferred stock	242,125	—
Repurchase of preferred stock	—	(50,000)
Net proceeds from issuance of Class A Units of SPAC	—	230,000
Contributions from non-controlling and redeemable non-controlling interests	105,251	49,323
Distributions to non-controlling and redeemable non-controlling interests	(16,038)	(7,058)
Other capital activity	1,022	—
Net cash provided by (used in) financing activities	1,447,943	(1,227,854)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(250,827)	233,075
Cash, Cash Equivalents and Restricted Cash, Beginning of Period (Note 12)	2,789,413	1,917,809
Cash, Cash Equivalents and Restricted Cash, End of Period (Note 12)	$2,538,586	$2,150,884

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest and warehouse line fees	$925,409	$898,609
Cash paid during the period for income taxes, net of refunds	6,941	16,582
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	185,032	160,967
Transfer from residential mortgage loans to REO and other assets	19,369	16,556
Liabilities related to deconsolidated CFEs	857,315	—
Retained interests in CFEs	129,585	59,054

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

Rithm Capital seeks to generate long-term value for its investors by leveraging its investment expertise and operating capabilities to identify, acquire, manage and enhance the value of real estate-related and other financial assets. The Company operates an integrated platform, spanning asset-based finance, residential and commercial real estate (“CRE”) lending, CRE ownership and investment, mortgage servicing rights (“MSRs”) and structured credit, that combines operating companies, investment portfolios and asset management capabilities across the residential mortgage, real estate and credit markets. Headquartered in New York City, Rithm Capital has a global presence with offices in London, Hong Kong, Tokyo, Toronto and Abu Dhabi.

As of June 30, 2026, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate.

The Company’s Origination and Servicing segment operates through its wholly owned subsidiaries, Newrez LLC (“Newrez”) and New Residential Mortgage LLC (“NRM”). The Company’s residential mortgage origination business sources and originates loans through four channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent.

The Company’s servicing platform complements its origination business and provides performing and special servicing capabilities to its subsidiaries and third-party clients. NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the United States of America (“U.S.”) and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, the “GSEs” and each, a “GSE”), and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae”, collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

Newrez sells substantially all of the mortgage loans it originates into the secondary market. Newrez securitizes loans into residential mortgage-backed securities (“RMBS”) through the Agencies. Loans that do not conform to the guidelines of the Agencies, the Federal Housing Administration (“FHA”), the U.S. Department of Agriculture or the Department of Veterans Affairs (for Ginnie Mae mortgage-backed securitizations) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and/or securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such Agencies. In addition to origination and servicing activities, this segment includes operations conducted through wholly owned subsidiaries that provide mortgage- and real estate-related services, including Guardian Asset Management, a provider of field services and property management services, eStreet Appraisal Management LLC, a provider of appraisal services, and Avenue 365 Lender Services, LLC, a provider of title and settlement services.

The Company’s Residential Transitional Lending segment primarily operates through its wholly owned subsidiary, Genesis Capital LLC (“Genesis”), a residential transitional lender and servicer. Genesis originates and manages a portfolio of short-term, business-purpose mortgage loans used by experienced developers of and investors in residential real estate, including multifamily residential properties, to finance transitional projects, including construction, renovation and bridge financings.

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

The Company’s Commercial Real Estate segment includes the ownership, operation and management of a portfolio of CRE assets, primarily Class A office properties located in New York City and San Francisco. The segment reflects the Company’s expansion into CRE equity ownership and operations, including through the acquisition of Paramount Group, Inc. and certain of its affiliates (collectively, “Paramount” or “Elecor”) in December 2025. The Company manages these assets as part of its broader CRE platform, generating revenues primarily from rental revenue and other property-related revenues. In April 2026, the Company announced the rebranding of the Paramount Group platform to Elecor Properties.

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

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates. The Company’s assessment of fair value of assets acquired and liabilities assumed in connection with the Crestline Acquisition remains preliminary as of June 30, 2026 and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The measurement period will not exceed one year from the acquisition date of December 1, 2025. The most significant items for which the purchase price allocation remains open include intangible assets, other assets, deferred tax assets, other liabilities and goodwill. Measurement period adjustments, if any, will be recognized in the period in which they are determined, with a corresponding adjustment to goodwill.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three and six months ended June 30, 2025, prepared as if the Crestline Acquisition had been consummated on January 1, 2024:

	Three Months Ended	Six Months Ended
Pro Forma	June 30, 2025	June 30, 2025
Revenues	$1,264,660	$2,282,614
Income before income taxes	318,346	373,293

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

4. SEGMENT REPORTING

Rithm Capital conducts its business and generates substantially all of its revenues primarily in the U.S. through operating segments that have been aggregated into the following reportable segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general, administrative and operating expenses, corporate cash and related interest income, the Senior Unsecured Notes (as defined in Note 17) and related interest expense and restricted cash and redeemable non-controlling interest related to Class A ordinary shares of Rithm Acquisition Corp., a special purpose acquisition company (the “SPAC”), which is consolidated by the Company.

During the first quarter of 2026, the Company reevaluated and revised the composition of its reportable segments based on changes in the financial information regularly provided to the Company’s chief operating decision maker (“CODM”) for purposes of assessing performance and allocating resources. Effective in the first quarter of 2026, CRE activities previously reflected within the Asset Management segment are now reflected within a new Commercial Real Estate segment. Prior-period segment information has been recast to conform to the current-period presentation.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The Origination and Servicing segment generates revenue through servicing fee revenue, interest income and gain on originated and sold residential mortgage loans. The Residential Transitional Lending segment generates revenue through interest income related to the origination and management of a portfolio of short-term mortgage loans to fund the construction and development of, or investment in, residential properties. The Asset Management segment generates revenue primarily through management fees based on assets under management (“AUM”) and accounts managed by the Company and incentive fees based on the performance of funds. The Investment Portfolio segment generates revenue from certain real estate securities, SFR properties, residential mortgage loans, consumer loans and certain ancillary and equity method investments primarily in the form of interest income and other residential-related revenue. The Commercial Real Estate segment generates revenue from rental revenue and real estate-related fee income from CRE properties owned and managed by the Company.

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

The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Three Months Ended June 30, 2026
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$614,637	$—	$—	$—	$—	$—	$614,637
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(213,874))	(392,875)	—	—	—	—	—	(392,875)
Servicing revenue, net	221,762	—	—	—	—	—	221,762
Interest income	252,496	103,587	28,208	85,428	2,185	2,691	474,595
Gain on originated residential mortgage loans, held-for-sale, net	204,731	—	—	2,275	—	—	207,006
Management fees	—	—	88,789	—	1,696	—	90,485
Incentive fees	—	—	51,743	—	—	—	51,743
Asset management revenue	—	—	140,532	—	1,696	—	142,228
Commercial real estate revenue	—	—	—	—	182,130	—	182,130
Other residential-related revenue	25,222	—	—	29,338	—	—	54,560
Total Revenue	704,211	103,587	168,740	117,041	186,011	2,691	1,282,281
Interest expense and warehouse line fees	225,634	43,742	23,231	70,007	61,836	39,664	464,114
Other segment expenses(A)	146,211	5,469	33,082	31,711	78,640	12,236	307,349
Compensation and benefits	214,708	22,740	130,211	6,688	11,474	24,656	410,477
Depreciation and amortization	5,474	1,966	12,040	7,184	66,803	80	93,547
Total Operating Expenses	592,027	73,917	198,564	115,590	218,753	76,636	1,275,487
Realized and unrealized gains, net	57	7,031	26,448	22,751	18	—	56,305
Other income (loss), net	879	314	17,404	7,295	(2,114)	9	23,787
Total Other Income (Loss)	936	7,345	43,852	30,046	(2,096)	9	80,092
Income (Loss) before Income Taxes	$113,120	$37,015	$14,028	$31,497	$(34,838)	$(73,936)	$86,886
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Six Months Ended June 30, 2026
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,193,925	$—	$—	$—	$—	$—	$1,193,925
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(425,330))	(597,104)	—	—	—	—	—	(597,104)
Servicing revenue, net	596,821	—	—	—	—	—	596,821
Interest income	487,373	191,246	67,105	181,395	4,017	5,336	936,472
Gain on originated residential mortgage loans, held-for-sale, net	399,703	—	—	15,553	—	—	415,256
Management fees	—	—	177,949	—	3,465	—	181,414
Incentive fees	—	—	67,401	—	—	—	67,401
Asset management revenue	—	—	245,350	—	3,465	—	248,815
Commercial real estate revenue	—	—	—	—	360,387	—	360,387
Other residential-related revenue	48,555	—	—	60,685	—	—	109,240
Total Revenue	1,532,452	191,246	312,455	257,633	367,869	5,336	2,666,991
Interest expense and warehouse line fees	441,431	79,401	48,805	146,562	120,298	77,680	914,177
Other segment expenses(A)	297,480	12,006	63,492	56,820	162,640	31,512	623,950
Compensation and benefits	421,782	43,562	243,227	11,803	22,756	45,757	788,887
Depreciation and amortization	11,562	3,909	23,566	15,666	131,408	80	186,191
Total Operating Expenses	1,172,255	138,878	379,090	230,851	437,102	155,029	2,513,205
Realized and unrealized gains (losses), net	57	6,425	25,054	9,717	(102)	—	41,151
Other income (loss), net	3,493	1,369	26,880	14,514	(78)	11	46,189
Total Other Income (Loss)	3,550	7,794	51,934	24,231	(180)	11	87,340
Income (Loss) before Income Taxes	$363,747	$60,162	$(14,701)	$51,013	$(69,413)	$(149,682)	$241,126
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
June 30, 2026
Investments(A)	$17,835,593	$3,833,824	$1,119,524	$4,201,808	$5,105,831	$—	$32,096,580
Cash and cash equivalents(A)	1,055,134	59,084	237,477	19,395	170,931	122,477	1,664,498
Restricted cash(A)	174,481	69,755	10,194	34,186	263,412	238,182	790,210
Other assets(A)	7,795,668	163,300	1,540,186	2,474,347	343,013	11,754	12,328,268
Goodwill	29,468	55,731	231,444	—	—	—	316,643
Assets of consolidated entities(A)	—	878,836	1,232,433	4,801,400	—	—	6,912,669
Total Assets	$26,890,344	$5,060,530	$4,371,258	$11,531,136	$5,883,187	$372,413	$54,108,868
Debt(A)	$15,341,262	$3,219,710	$440,685	$5,191,877	$3,996,761	$1,753,290	$29,943,585
Other liabilities(A)	6,046,761	57,676	1,401,149	470,385	276,731	489,724	8,742,426
Liabilities of consolidated entities(A)	—	765,735	980,804	4,227,598	—	—	5,974,137
Total Liabilities	21,388,023	4,043,121	2,822,638	9,889,860	4,273,492	2,243,014	44,660,148
Redeemable Non-controlling Interests of Consolidated Subsidiaries	—	—	154,413	—	—	242,893	397,306
Total Stockholders’ Equity	5,502,321	1,017,409	1,394,207	1,641,276	1,609,695	(2,113,494)	9,051,414
Non-controlling interests in equity of consolidated subsidiaries	9,780	—	74,834	59,020	390,918	—	534,552
Stockholders’ Equity in Rithm Capital Corp.	$5,492,541	$1,017,409	$1,319,373	$1,582,256	$1,218,777	$(2,113,494)	$8,516,862
Investments in Equity Method Investees	$27,609	$29,135	$246,759	$326,288	$183,082	$—	$812,873

December 31, 2025
Total Assets(A)	$27,459,943	$4,057,146	$4,514,978	$10,687,181	$5,885,235	$458,643	$53,063,126
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated VIEs, including funds and CFEs that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Three Months Ended June 30, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$574,817	$—	$—	$—	$—	$—	$574,817
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(176,680))	(155,005)	—	—	—	—	—	(155,005)
Servicing revenue, net	419,812	—	—	—	—	—	419,812
Interest income	309,940	75,405	7,841	82,143	—	3,126	478,455
Gain on originated residential mortgage loans, held-for-sale, net	168,438	—	—	1,260	—	—	169,698
Management fees	—	—	66,177	—	—	—	66,177
Incentive fees	—	—	28,831	—	—	—	28,831
Asset management revenue	—	—	95,008	—	—	—	95,008
Commercial real estate revenue	—	—	—	—	—	—	—
Other residential-related revenue	27,439	—	—	29,182	—	—	56,621
Total Revenue	925,629	75,405	102,849	112,585	—	3,126	1,219,594
Interest expense and warehouse line fees	283,616	33,620	8,710	69,904	—	22,018	417,868
Other segment expenses(A)	146,989	5,234	26,487	22,162	—	14,909	215,781
Compensation and benefits	190,169	15,308	67,401	1,004	—	20,525	294,407
Depreciation and amortization	6,281	2,289	7,348	7,849	—	27	23,794
Total Operating Expenses	627,055	56,451	109,946	100,919	—	57,479	951,850
Realized and unrealized gains (losses), net	—	6,809	416	16,177	—	(661)	22,741
Other income (loss), net	6,435	(713)	5,124	6,286	—	(1,209)	15,923
Total Other Income (Loss)	6,435	6,096	5,540	22,463	—	(1,870)	38,664
Income (Loss) before Income Taxes	$305,009	$25,050	$(1,557)	$34,129	$—	$(56,223)	$306,408
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Six Months Ended June 30, 2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$1,145,618	$—	$—	$—	$—	$—	$1,145,618
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(323,571))	(488,383)	—	—	—	—	—	(488,383)
Servicing revenue, net	657,235	—	—	—	—	—	657,235
Interest income	602,501	141,913	17,254	153,933	—	4,114	919,715
Gain on originated residential mortgage loans, held-for-sale, net	319,932	—	—	9,555	—	—	329,487
Management fees	—	—	125,163	—	—	—	125,163
Incentive fees	—	—	57,517	—	—	—	57,517
Asset management revenue	—	—	182,680	—	—	—	182,680
Commercial real estate revenue	—	—	—	—	—	—	—
Other residential-related revenue	53,177	—	—	56,548	—	—	109,725
Total Revenue	1,632,845	141,913	199,934	220,036	—	4,114	2,198,842
Interest expense and warehouse line fees	576,564	65,321	22,799	129,540	—	42,698	836,922
Other segment expenses(A)	290,756	10,065	58,078	45,154	—	24,706	428,759
Compensation and benefits	362,871	29,699	132,731	2,166	—	38,407	565,874
Depreciation and amortization	13,940	3,856	14,732	15,803	—	31	48,362
Total Operating Expenses	1,244,131	108,941	228,340	192,663	—	105,842	1,879,917
Realized and unrealized gains (losses), net	—	8,852	(5,864)	19,271	—	(661)	21,598
Other income (loss), net	6,317	(854)	12,962	5,444	—	(1,204)	22,665
Total Other Income (Loss)	6,317	7,998	7,098	24,715	—	(1,865)	44,263
Income (Loss) before Income Taxes	$395,031	$40,970	$(21,308)	$52,088	$—	$(103,593)	$363,188
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

5. MORTGAGE SERVICING RIGHTS AND MSR FINANCING RECEIVABLES

The following table summarizes activity related to MSRs and MSR financing receivables:

Balance at December 31, 2025	$10,359,141
Acquisitions	12,410
Originations(A)	723,882
Sales	4,047
Change in Fair Value due to:
Realization of cash flows(B)	(427,831)
Change in valuation inputs and assumptions	419,834
Balance at June 30, 2026	$11,091,483
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $114.8 million of MSRs capitalized through co-issue with third parties for the six months ended June 30, 2026.
(B)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$563,771	$518,371	$1,094,370	$1,045,181
Ancillary and other fees	50,866	56,446	99,555	100,437
Servicing fee revenue, net and fees	614,637	574,817	1,193,925	1,145,618
Change in Fair Value due to:
Realization of cash flows(A)	(213,874)	(176,680)	(425,330)	(323,571)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	48,228	(8,807)	409,814	(403,832)
Gains (losses) on MSR economic hedges	(227,229)	30,482	(581,588)	239,020
Servicing Revenue, Net	$221,762	$419,812	$596,821	$657,235
(A)Net of realization of cash flows related to MSR financing liability of $1.4 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively, and $2.5 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively.
(B)Net of change in valuation inputs and assumptions related to MSR financing liability of $(6.0) million and $8.0 million for the three months ended June 30, 2026 and 2025, respectively, and $(10.0) million and $3.2 million for the six months ended June 30, 2026 and 2025, respectively.

The following table summarizes MSRs and MSR financing receivables by type as of June 30, 2026 and December 31, 2025:

	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
June 30, 2026
GSE	$375,046,071	6.1	$6,483,683
Non-Agency	67,707,849	5.6	981,266
Ginnie Mae	154,064,973	6.1	3,626,534
Total / Weighted Average	$596,818,893	6.1	$11,091,483
December 31, 2025
GSE	$376,982,090	6.2	$6,051,855
Non-Agency	66,874,608	5.6	894,988
Ginnie Mae	151,675,782	6.1	3,412,298
Total / Weighted Average	$595,532,480	6.1	$10,359,141
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the fair value for this investment. As of June 30, 2026 and December 31, 2025, weighted average discount rates of 8.0% (range of 7.6% – 9.6%) and 8.4% (range of 8.0% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae mortgage-backed securities (“MBS”) and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of June 30, 2026 and December 31, 2025, Rithm Capital reflected approximately $4.3 billion and $4.0 billion, respectively, in residential mortgage loans subject to repurchase and residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of June 30, 2026 and December 31, 2025, Rithm Capital held approximately $0.6 billion and $0.5 billion, respectively, of such repurchased loans, which are classified as held-for-sale (“HFS”) and are presented within residential mortgage loans on the consolidated balance sheets.

Onity MSR Financing Receivable Transactions

Onity Group Inc. (formerly known as Ocwen Financial Corporation), together with certain affiliates, and subsequently PHH Mortgage Corporation (“PHH”), entered into agreements with the Company to sell MSR-related assets, including certain rights to MSRs and other related assets. As of June 30, 2026, approximately $8.0 billion of underlying loan UPB associated with these sales has not received required consents and/or certain other conditions to transfer have not been met. The economics of the MSR-related assets are transferred through an interim arrangement until all required consents are obtained and other transfer conditions are satisfied. Accordingly, these amounts are presented as MSR financing receivables within mortgage servicing rights and MSR financing receivables, at fair value on the consolidated balance sheets.

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs and MSR financing receivables:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	June 30, 2026	December 31, 2025
California	15.5%	15.8%
Florida	8.0%	8.1%
Texas	6.7%	6.7%
New York	5.7%	5.7%
Washington	4.9%	5.0%
New Jersey	3.9%	3.9%
Virginia	3.8%	3.8%
Maryland	3.5%	3.4%
Georgia	3.2%	3.2%
Illinois	3.1%	3.2%
Other U.S.	41.7%	41.2%
	100.0%	100.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loan Servicing and Subservicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of June 30, 2026 and December 31, 2025 was $253.7 billion and $242.8 billion, respectively. Rithm Capital earned servicing revenue of $89.3 million and $78.5 million for the three months ended June 30, 2026 and 2025, respectively, and $176.3 million and $154.5 million for the six months ended June 30, 2026 and 2025, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

In relation to certain owned MSRs, Rithm Capital engages unaffiliated licensed mortgage servicers as subservicers to perform the operational servicing duties, including recapture activities, in exchange for a subservicing fee, which is recognized as subservicing expense and presented in general, administrative and operating in the consolidated statements of operations. As of June 30, 2026, PHH and Valon Mortgage, Inc. subserviced 1.4% and 3.4% of owned MSRs, respectively, with the remaining 95.2% of owned MSRs serviced by Newrez (Note 1).

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages it services (Note 25). These servicer advances are recorded when advanced and are included in servicer advances receivable on the consolidated balance sheets.

The table below summarizes the type of advances included in the servicer advances receivable:

	June 30, 2026	December 31, 2025
Principal and interest advances	$509,576	$539,371
Escrow advances (taxes and insurance advances)	1,293,143	1,735,259
Foreclosure advances	1,070,091	941,658
Gross advance balance(A)(B)(C)	2,872,810	3,216,288
Reserves, impairment, unamortized discount, net of recovery accruals	(121,217)	(125,675)
Total Servicer Advances Receivable	$2,751,593	$3,090,613
(A)Includes $513.6 million and $738.7 million as of June 30, 2026 and December 31, 2025 of servicer advances receivable related to GSE MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $538.7 million and $576.7 million as of June 30, 2026 and December 31, 2025 of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., rank “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or delinquent, the Company provisioned $127.5 million, or 4.4%, and $121.5 million, or 3.8%, for expected non-recovery of advances as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance at December 31, 2025	$121,537
Provision	54,559
Write-offs	(48,618)
Balance at June 30, 2026	$127,478

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

The following table summarizes Agency and Treasury securities classified as available-for-sale (“AFS”) or designated at fair value under the FVO election:

	June 30, 2026								December 31, 2025
	Outstanding Face Amount	Gross Unrealized			Number of Securities	Weighted Average
		Gains	Losses	Carrying Value(A)		Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities Designated as AFS:
Agency(C)(D)	$62,940	$—	$—	$56,035	1	3.5%	3.5%	10.8	$58,523
Securities Designated at FVO:
Agency(C)	4,887,780	61,650	(12,982)	4,831,902	22	5.0%	5.0%	7.3	5,171,616
Total / Weighted Average	$4,950,720	$61,650	$(12,982)	$4,887,937	23	5.0%	5.0%	7.3	$5,230,139
(A)Carrying value is equal to the fair value for all securities. See Note 18 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)All fixed-rate as of June 30, 2026 and December 31, 2025.
(D)Expected loss is realized through allowance for credit losses.

The following table summarizes Treasury securities classified as held-to-maturity (“HTM”):

						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value(A)	Unrecognized Gains (Losses)	Number of Securities	Yield	Life (Years)
Treasury Securities Designated as HTM:
June 30, 2026	$25,000	$24,932	$24,932	$—	1	3.7%	0.08
December 31, 2025	25,000	24,766	24,762	(4)	1	3.5%	0.30
(A)See Note 18 regarding the fair value measurements.

The following table summarizes purchases and sales of Agency and Treasury securities:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Treasury	Agency	Treasury	Agency	Treasury	Agency	Treasury	Agency
Purchases:
Face	$25,000	$—	$25,000	$—	$25,000	$—	$50,000	$1,355,800
Purchase price	24,721	—	24,736	—	24,721	—	49,468	1,326,895

Sales:
Face	$—	$—	$2,000,000	$—	$—	$—	$2,000,000	$1,274
Amortized cost	—	—	2,002,734	—	—	—	2,002,734	1,349
Sale price	—	—	2,013,809	—	—	—	2,013,809	1,291
Gain (loss) on sale	—	—	11,075	—	—	—	11,075	(58)

As of June 30, 2026, Rithm Capital had no unsettled government and government-backed securities trades.

See Note 17 regarding the financing of government and government-backed securities.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

7. RESIDENTIAL MORTGAGE LOANS

Rithm Capital aggregates its residential mortgage loan portfolio through originations, bulk acquisitions and the execution of call rights. Substantially all of the residential mortgage loan portfolio is serviced by Newrez.

Loans are accounted for based on Rithm Capital’s strategy and management’s intent and whether the loan was credit-impaired at the date of acquisition. As of June 30, 2026, Rithm Capital accounts for loans based on the following categories:

•Loans held-for-investment (“HFI”), at fair value
•Loans HFS, at lower of cost or fair value
•Loans HFS, at fair value
•Investments of consolidated CFEs represent mortgage loans held by certain mortgage securitization trusts where Rithm Capital is determined to be a primary beneficiary and, as a result, consolidates such trusts. The assets are measured based on the fair value of the more observable liabilities of such trusts under the CFE election. The obligations and liabilities of CFEs may only be satisfied with the assets of the respective consolidated CFEs, and creditors of the CFE do not have recourse to Rithm Capital Corp. These assets and liabilities are presented within assets of consolidated entities and liabilities of consolidated entities, respectively, on the consolidated balance sheets.

The following table summarizes residential mortgage loans outstanding by loan type:

	June 30, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$4,540,407	$4,460,920	10,456	6.2%	27.2	$3,265,142

Residential mortgage loans, HFI, at fair value	$325,577	$294,416	6,269	8.0%	3.4	$324,688
Residential Mortgage Loans, HFS:
Acquired performing loans	45,622	40,970	1,436	6.7%	3.2	45,861
Acquired non-performing loans(C)	13,483	11,278	150	9.2%	2.9	10,930
Residential mortgage loans, HFS	59,105	52,248	1,586	7.3%	3.1	56,791
Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(D)	1,132,283	1,140,263	2,854	6.3%	9.7	1,612,154
Acquired non-performing loans(C)(E)	390,046	358,440	1,616	5.5%	28.5	299,413
Originated loans	2,392,735	2,448,125	7,973	6.6%	29.1	3,515,914
Residential mortgage loans, HFS, at fair value	3,915,064	3,946,828	12,443	6.4%	23.4	5,427,481
Total Residential Mortgage Loans	$4,299,746	$4,293,492	20,298			$5,808,960
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
(D)Includes $210.7 million UPB of Ginnie Mae early buyout options.
(E)Includes $375.6 million UPB of Ginnie Mae early buyout options on accrual status as recovery of contractual cash flows are guaranteed by the FHA as of June 30, 2026.

See Note 17 regarding the financing of residential mortgage loans.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans on the consolidated balance sheets:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	June 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$3,840,835	$3,874,481	$33,646	$5,358,662	$5,437,702	$79,040
90+	458,911	419,011	(39,900)	405,526	371,258	(34,268)
Total	$4,299,746	$4,293,492	$(6,254)	$5,764,188	$5,808,960	$44,772

The following table summarizes the activity related to residential mortgage loans by loan classification:

	Loans HFI, at Fair Value	Loans HFS, at Lower of Cost or Fair Value	Loans HFS, at Fair Value	Total
Balance at December 31, 2025	$324,688	$56,791	$5,427,481	$5,808,960
Originations	—	—	29,096,872	29,096,872
Sales	—	—	(32,500,458)	(32,500,458)
Purchases/additional fundings	—	—	3,979,949	3,979,949
Proceeds from repayments	(20,844)	(3,701)	(104,593)	(129,138)
Net transfer of loans to/from other assets(A)	—	(339)	(1,972,430)	(1,972,769)
Transfer of loans to REO	(1,329)	(160)	(256)	(1,745)
Valuation (provision) reversal on loans	—	(343)	—	(343)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(2,224)	—	(270)	(2,494)
Other factors	(5,875)	—	20,533	14,658
Balance at June 30, 2026	$294,416	$52,248	$3,946,828	$4,293,492
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

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss on residential mortgage loans originated and sold, net(A)	$(161,434)	$(257,202)	$(275,123)	$(416,852)
Gain on settlement of residential mortgage loan origination derivative instruments(B)	70,159	24,980	28,819	37,769
MSRs retained on transfer of residential mortgage loans(C)	313,934	377,074	609,072	696,222
Other(D)	15,588	14,394	31,768	36,376
Realized gain on sale of originated residential mortgage loans, net	238,247	159,246	394,536	353,515
Change in fair value of residential mortgage loans	25,692	25,072	(516)	37,671
Change in fair value of interest rate lock commitments (Note 16)	20,355	16,135	12,308	39,228
Change in fair value of derivative instruments (Note 16)	(77,288)	(30,755)	8,928	(100,927)
Gain on Originated Residential Mortgage Loans, HFS, Net	$207,006	$169,698	$415,256	$329,487
(A)Includes residential mortgage loan origination fees of $174.8 million and $248.3 million for the three months ended June 30, 2026 and 2025, respectively, and $383.7 million and $445.9 million for the six months ended June 30, 2026 and 2025, respectively. Includes gain/(loss) on residential mortgage loan securitizations accounted for as sales of $(2.6) million and $9.6 million for the three months ended June 30, 2026 and 2025, respectively, and $39.3 million and $25.0 million for the six months ended June 30, 2026 and 2025, respectively.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

8. CONSUMER LOANS

Rithm Capital’s consumer loan portfolio consists of (i) consumer loans acquired from Upgrade, Inc. (“Upgrade” and such loans, the “Upgrade loans”), (ii) consumer loans acquired from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) and (iii) consumer loans acquired from SpringCastle (the “SpringCastle loans” or “SpringCastle”).

The Upgrade portfolio includes fixed-rate consumer home improvement loans serviced by Upgrade. The Marcus portfolio includes unsecured fixed-rate closed-end installment loans serviced by Systems and Services Technologies, Inc. and the Company’s internal loan servicing business at Newrez. The SpringCastle portfolio includes open-end personal unsecured loans and personal homeowner loans serviced by OneMain Holdings Inc.

Pursuant to the forward flow agreement with Upgrade, entered into by the Company on July 31, 2025 (the “Effective Date”), Rithm Capital will purchase consumer home improvement loans over the period from the Effective Date through the expiry on October 31, 2026. As of June 30, 2026, the Company has purchased $970.4 million UPB of loans under this agreement. Each individual purchase is at Rithm Capital’s discretion, prices are negotiated on a best efforts basis, and the Company’s obligation to acquire the loans is subject to certain conditions. The securitized loans are presented within investments, at fair value and other assets within assets of consolidated entities on the consolidated balance sheets. See Note 19 for additional details on the securitization of these loans.

The Company has invested in SpringCastle loans with an aggregate of $125.6 million of unfunded and available revolving credit privileges as of June 30, 2026. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at the Company’s discretion.

The following table summarizes characteristics of consumer loans, at fair value under the FVO election and consumer loans held by consolidated entities:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
June 30, 2026
Investments of consolidated CFEs(A)	$302,422	$304,569	13.1%	10.8

Upgrade	$479,625	$462,640	15.4%	10.4
SpringCastle	146,489	147,302	18.0%	3.5
Marcus	204,137	97,169	11.2%	0.5
Total Consumer Loans, at Fair Value	$830,251	$707,111	14.8%	6.8

December 31, 2025
Upgrade	$471,651	$450,119	13.5%	10.9
SpringCastle	164,119	167,807	18.0%	3.7
Marcus	295,074	166,473	11.2%	0.6
Total Consumer Loans, at Fair Value	$930,844	$784,399	13.6%	6.4
(A)Consumer loans of consolidated CFEs are classified as Level 3 in the fair value hierarchy and valued based on the fair value of the more observable financial liabilities under the CFE election.

See Note 17 regarding the financing of consumer loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans, at fair value on the consolidated balance sheets:

	June 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$143,582	$144,399	$817	$160,524	$164,175	$3,651
90+	2,907	2,903	(4)	3,595	3,632	37
Total SpringCastle	146,489	147,302	813	164,119	167,807	3,688

Marcus:
Current	$85,116	$85,371	$255	$151,530	$151,985	$455
90+	119,021	11,798	(107,223)	143,544	14,488	(129,056)
Total Marcus	204,137	97,169	(106,968)	295,074	166,473	(128,601)

Upgrade:
Current	$478,741	$461,787	$(16,954)	$471,108	$449,601	$(21,507)
90+	884	853	(31)	543	518	(25)
Total Upgrade	479,625	462,640	(16,985)	471,651	450,119	(21,532)

	$830,251	$707,111	$(123,140)	$930,844	$784,399	$(146,445)
(A)Consumer loans are carried at fair value. See Note 18 regarding fair value measurements.

The following table summarizes the activity for consumer loans, at fair value for the period:

Balance at December 31, 2025	$784,399
Transfer to investments of consolidated CFEs	(301,966)
Additional fundings(A)	8,585
Purchases	425,081
Proceeds from repayments	(222,144)
Accretion of loan discount and premium amortization, net	15,471
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(4,271)
Other factors	1,956
Balance at June 30, 2026	$707,111
(A)Represents draws on consumer loans with revolving privileges.

9. REAL ESTATE, NET

The following table presents the composition of real estate, net:

	June 30, 2026	December 31, 2025
Commercial real estate	$5,129,659	$5,156,248
Single-family rental properties	993,341	1,004,917
Real estate owned	16,789	14,570
Real Estate, Net	$6,139,789	$6,175,735

Commercial Real Estate

The Company owns and operates a portfolio of high-quality, Class A office properties in New York City and San Francisco, which are managed as part of the Company’s broader real estate platform. CRE properties are classified as HFI carried at cost less accumulated depreciation and any impairment and presented within real estate, net on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the net carrying value of CRE:

	Depreciable Life (Years)(A)	June 30, 2026	December 31, 2025
Commercial Real Estate Tangible Assets:
Land	N/A	$1,735,913	$1,721,869
Buildings and improvements	5 to 40	2,401,830	2,300,895
Total commercial real estate tangible assets, at cost		4,137,743	4,022,764
Accumulated depreciation		(67,000)	(4,007)
Total commercial real estate tangible assets, net		4,070,743	4,018,757

Commercial Real Estate Intangible Assets:
In-place leases	8.4	1,043,275	1,044,592
Above-market leases	6.0	100,168	99,831
Total commercial real estate intangible assets, gross		1,143,443	1,144,423

In-place leases accumulated amortization		(75,064)	(6,347)
Above-market leases accumulated amortization		(9,463)	(585)
Total accumulated amortization		(84,527)	(6,932)

Total commercial real estate intangible assets, net		1,058,916	1,137,491

Commercial Real Estate, Net		$5,129,659	$5,156,248
(A)The estimated useful lives of CRE intangible assets represents the weighted-average useful life.

Depreciation expense of CRE was $31.3 million and $62.4 million for the three and six months ended June 30, 2026, respectively, and is presented in depreciation and amortization in the consolidated statements of operations. Amortization expense of lease intangible assets was $39.5 million and $78.6 million for the three and six months ended June 30, 2026, respectively, and is presented in depreciation and amortization in the consolidated statements of operations, except as it relates to the amortization of above-market leases, which is included in commercial real estate revenue in the consolidated statements of operations.

The following table summarizes the activity for the period related to the net carrying value of CRE:

	Commercial Real Estate Tangible Assets	Commercial Real Estate Intangible Assets	Total Commercial Real Estate, Net
Balance at December 31, 2025	$4,018,757	$1,137,491	$5,156,248
Other	23,734	(980)	22,754
Acquisitions and capital improvements	90,616	—	90,616
Depreciation and amortization expense(A)	(62,364)	(77,595)	(139,959)
Balance at June 30, 2026	$4,070,743	$1,058,916	$5,129,659
(A)Includes $8.9 million of amortization expense for the six months ended June 30, 2026 related to the Company’s above-market lease intangible assets, which is presented within commercial real estate revenue on the consolidated statements of operations.

The Company leases office, retail and storage space to tenants, primarily under non-cancellable operating leases which generally have terms ranging from five to fifteen years. Most of the Company’s leases provide tenants with extension options at either fixed or market rates. Certain leases provide tenants with options to terminate early, but such options generally impose an economic penalty on the tenant upon exercising.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes rental revenue and other variable revenue based on the specific lease terms presented in commercial real estate revenue on the consolidated statements of operations for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenue	$157,180	$—	$309,260	$—
Other variable revenue	24,950	—	51,127	—
Total	$182,130	$—	$360,387	$—

The following table summarizes the future minimum rental revenue under existing leases on CRE properties as of June 30, 2026:

July 1 through December 31, 2026	$254,963
2027	539,332
2028	578,268
2029	572,184
2030	529,513
2031 and thereafter	2,582,215
Total	$5,056,475

The following table summarizes the expected future amortization expense for lease intangible assets as of June 30, 2026:

Year Ending	Amortization Expense
July 1 through December 31, 2026	$80,078
2027	162,941
2028	159,688
2029	147,911
2030	122,954
2031 and thereafter	385,344
$1,058,916

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

The following table summarizes the net carrying value of investments in SFR properties:

	June 30, 2026	December 31, 2025
Land	$196,515	$192,335
Building	750,192	759,716
Capital improvements	166,152	163,496
Total gross investment in SFR properties	1,112,859	1,115,547
Accumulated depreciation	(119,518)	(110,630)
Investment in SFR Properties, Net	$993,341	$1,004,917

Depreciation expense related to SFR properties HFI was $6.4 million and $7.3 million for the three months ended June 30, 2026 and 2025, respectively, and $13.6 million and $14.7 million for the six months ended June 30, 2026 and 2025, respectively, and is presented in depreciation and amortization in the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2025	$999,102	$5,815	$1,004,917
Acquisitions and capital improvements	45,126	238	45,364
Transfers to (from) HFS/HFI	(219,285)	219,285	—
Dispositions	—	(43,343)	(43,343)
Depreciation expense	(13,597)	—	(13,597)
Balance at June 30, 2026	$811,346	$181,995	$993,341

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years.

The following table summarizes rental revenue and other variable revenue presented in other residential-related revenue on the consolidated statements of operations based on the specific lease terms for the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Rental revenue	$18,104	$19,492	$38,591	$38,895
Other variable revenue	2,564	2,555	4,761	4,885
Total	$20,668	$22,047	$43,352	$43,780

The following table summarizes the future minimum rental revenue under existing leases on SFR properties as of June 30, 2026:

July 1 through December 31, 2026	$24,881
2027 and thereafter	17,208
Total	$42,089

The following table summarizes SFR portfolio activity for the period by number of properties:

	SFR Properties HFI	SFR Properties HFS	Total
Balance at December 31, 2025	3,985	21	4,006
Acquisition of SFR properties	110	—	110
Transfer to (from) HFS/HFI	(813)	813	—
Disposition of SFR properties	—	(158)	(158)
Balance at June 30, 2026	3,282	676	3,958

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)
The following table summarizes residential transition loans (“RTLs” and each, an “RTL”), at fair value, and RTLs held by consolidated entities by loan type:

	RTLs - Carrying Value(A)	RTLs of Consolidated Entities - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
June 30, 2026
Construction	$1,348,321	$512,016	$1,860,337	36.7%	610	32.3%	10.6%	22.6	73.2% / 62.1%
Bridge	1,974,747	518,046	2,492,793	49.1%	605	32.1%	9.1%	25.0	68.0%
Renovation	509,244	208,753	717,997	14.2%	673	35.6%	9.5%	15.9	82.0% / 67.2%
	$3,832,312	$1,238,815	$5,071,127	100.0%	1,888	100.0%	9.7%	21.7	N/A

December 31, 2025
Construction	$1,018,250	$485,049	$1,503,299	38.4%	400	29.8%	11.1%	21.6	71.8% / 61.3%
Bridge	1,339,198	514,400	1,853,598	47.4%	507	37.8%	9.4%	25.7	67.8%
Renovation	342,416	215,361	557,777	14.2%	435	32.4%	9.7%	14.4	81.3% / 67.5%
	$2,699,864	$1,214,810	$3,914,674	100.0%	1,342	100.0%	10.1%	22.1	N/A
(A)RTLs are carried at fair value under the FVO election. Certain RTLs of consolidated entities, classified as CFEs, are valued based on the more observable financial liabilities of consolidated CFEs and are classified as Level 3. See Note 18 regarding fair value measurements.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity of loans included in residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$2,699,864
Purchases	14,204
Initial loan advances	1,870,604
Construction holdbacks and draws	716,268
Repayments and sales	(957,870)
Transfer of loans to REO	(2,357)
Transfers to assets of consolidated entities	(500,365)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(25,496)
Other factors	17,460
Balance at June 30, 2026	$3,832,312

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	June 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$3,738,073	$3,745,172	$7,099	$2,593,228	$2,610,258	$17,030
90+	96,748	87,140	(9,608)	100,921	89,606	(11,315)
Total	$3,834,821	$3,832,312	$(2,509)	$2,694,149	$2,699,864	$5,715

See Note 17 regarding the financing of RTLs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

11. INSURANCE

Insurance company investments, at fair value

The following table presents the composition of insurance company investments, at fair value:

	June 30, 2026	December 31, 2025
Securities	$193,146	$135,472
Commercial mortgage loans	449,966	397,982
Private credit	476,412	373,000
Insurance Company Investments, at Fair Value	$1,119,524	$906,454

The following table summarizes the securities held by the insurance company at fair value:

	June 30, 2026								December 31, 2025
	Outstanding Face Amount(C)	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
		Gains	Losses			Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Asset-backed and mortgage-backed securities	$590,291	$1,869	$(3,883)	$156,363	255	1.6%	6.6%	5.2	$93,729
Corporate debt	24,183	132	(256)	24,487	165	4.6%	4.9%	10.0	20,141
Government and Agency securities	10,736	43	(83)	9,742	15	2.8%	4.1%	6.4	18,036
Other	2,561	2	(10)	2,554	12	4.8%	4.9%	3.8	3,566
Total / Weighted Average	$627,771	$2,046	$(4,232)	$193,146	447	1.8%	6.2%	5.8	$135,472
(A)Carrying value is equal to the fair value for all securities. See Note 18 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)Includes interest only securities for which no principal payment is expected.

The following table summarizes the commercial mortgage loans and private credit held by the insurance company at fair value:

	June 30, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Commercial mortgage loans, HFI, at fair value	$481,587	$449,966	46	9.8%	1.3	$397,982
Private credit, at fair value(B)	482,279	476,412	74	10.3%	3.5	373,000
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows.
(B)All current status loans as of June 30, 2026.

The following table summarizes the past due status and difference between the aggregate UPB and aggregate carrying value of commercial mortgage loans, HFI, at fair value on the consolidated balance sheets:

	June 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$473,552	$444,020	$(29,532)	$386,642	$387,401	$759
90+	8,035	5,946	(2,089)	13,093	10,581	(2,512)
Total	$481,587	$449,966	$(31,621)	$399,735	$397,982	$(1,753)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity of commercial mortgage loans, HFI, at fair value and private credit, at fair value for the period presented:

	Commercial Mortgage Loans, HFI, at Fair Value	Private Credit, at Fair Value
Balance at December 31, 2025	$397,982	$373,000
Purchases	151,181	152,242
Paydowns	(101,322)	(50,266)
Other(A)	2,216	(848)
Fair value adjustment(B)	(91)	2,284
Balance at June 30, 2026	$449,966	$476,412
(A)Includes interest reserve used, payment-in-kind interest, foreign exchange (“FX”) adjustments and accretion.
(B)Includes fair value adjustments due to changes in instrument-specific credit risk and other factors.

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

The following is a reconciliation of interest sensitive insurance contract liabilities to the consolidated balance sheets:

	June 30, 2026	December 31, 2025
Fixed indexed annuities	$101,611	$74,033
Deferred annuities	1,032,214	880,464
Other(A)	9,972	5,712
Interest Sensitive Insurance Contract Liabilities	$1,143,797	$960,209
(A)Primarily includes single premium immediate annuities.

The following represents a rollforward of the policyholder account balance by product within interest sensitive insurance contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Fixed Indexed Annuities	Deferred Annuities
Balance as of December 31, 2025	$74,033	$880,464
Deposits	32,054	154,629
Policy charges	(3)	(128)
Surrenders and withdrawals	(1,261)	(18,592)
Benefit payments	(298)	(11,445)
Interest credited	(2,914)	27,286
Balance as of June 30, 2026	$101,611	$1,032,214
Weighted average crediting rate	4%	6%
Net amount at risk	$—	$—
Cash surrender value	93,598	955,528

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following presents policyholder account balances related to deferred annuity contracts by the applicable guaranteed minimum crediting rate and by range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	June 30, 2026
	At Guaranteed Minimum	1 Basis Point to 300 Basis Points Above Guaranteed Minimum	301 Basis Points to 400 Basis Points Above Guaranteed Minimum	401 Basis Points to 500 Basis Points Above Guaranteed Minimum	501 Basis Points to 600 Basis Points Above Guaranteed Minimum	Greater than 600 Basis Points Above Guaranteed Minimum	Total
1.0%	$—	$1,157	$62,555	$844,486	$56,138	$67,878	$1,032,214

	December 31, 2025
	At Guaranteed Minimum	1 Basis Point to 300 Basis Points Above Guaranteed Minimum	301 Basis Points to 400 Basis Points Above Guaranteed Minimum	401 Basis Points to 500 Basis Points Above Guaranteed Minimum	501 Basis Points to 600 Basis Points Above Guaranteed Minimum	Greater than 600 Basis Points Above Guaranteed Minimum	Total
1.0%	$—	$1,183	$14,517	$743,815	$68,976	$51,973	$880,464

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to the total of the same amounts presented in the consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,664,498	$1,847,626
Restricted Cash:
Restricted cash	790,210	809,312
Restricted cash of consolidated entities(A)	83,878	132,475
Total restricted cash	874,088	941,787

Total Cash, Cash Equivalents and Restricted Cash	$2,538,586	$2,789,413
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes restricted cash balances by reporting segment including corporate category:

	June 30, 2026	December 31, 2025
Origination and Servicing	$174,481	$174,667
Residential Transitional Lending(A)	85,134	56,031
Asset Management(A)	42,781	119,228
Investment Portfolio(A)	70,098	62,554
Commercial Real Estate	263,412	290,872
Corporate Category(B)	238,182	238,435
Total Restricted Cash	$874,088	$941,787
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

13. OTHER ASSETS AND LIABILITIES

Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025
Collateralized loan obligations (“CLOs”), at fair value	$429,076	$362,280	Accounts payable	$238,924	$253,931
Derivative and hedging assets (Note 16)	68,043	46,747	Accrued compensation and benefits	279,594	457,783
Deferred tax asset	6,249	6,437	Net deferred tax liability	899,426	849,415
Due from related parties	51,611	75,729	Derivative and hedging liabilities (Note 16)	88,486	101,346
Equity investments(A)	1,171,148	1,029,524	Due to affiliates	3,302	4,557
Excess MSRs, at fair value	308,393	323,564	Escheat payable	178,090	184,942
Goodwill (Note 14)	316,643	316,643	MSR financing liability, at fair value	83,785	76,266
Income and fees receivable	89,574	337,712	Interest payable	146,840	158,072
Intangible assets, net (Note 14)	355,541	369,999	Intangible liabilities, net (Note 14)	116,575	125,156
Loans receivable, at fair value(B)	11,742	11,396	Lease liability (Note 15)	165,443	173,814
Margin receivable, net(C)	193,999	126,396	Notes receivable financing liability(E)	383,747	377,989
Non-Agency securities, at fair value	811,694	759,633	Open trades payable	1,752	5,700
Notes receivable, at fair value(D)	481,123	460,631	RTL financing liability, at fair value	75,836	82,489
Operating lease ROU assets (Note 15)	118,622	123,143	Unearned income and fees	12,467	9,346
Other receivables	241,327	174,386	Deposit liability(F)	40,426	34,806
Prepaid expenses	85,383	72,660	Other liabilities	390,018	454,031
Principal and interest receivable	130,071	136,488		$3,104,711	$3,349,643
Property and equipment	64,594	82,908
Servicer advance investments, at fair value	284,400	294,322
Servicing fee receivables	31,600	180,655
Warrants, at fair value	57,662	13,253
Other assets	275,937	279,470
	$5,584,432	$5,583,976
(A)Includes equity investments in (i) certain real estate joint ventures and redevelopment projects, (ii) various real estate services operating companies, (iii) funds managed by the Company, (iv) the Credit Risk Transfer LLC (as defined in Note 18) that holds exposure in residential mortgage loan warehouse lines (measured at fair value under the FVO election), (v) Rithm Property Trust common and preferred securities, (vi) Newrez Joint Ventures (as defined in Note 19), (vii) Adoor Property Management LLC (“APM”) and (viii) other equity investments.
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
(E)Includes a secured borrowing with an UPB of $371.4 million resulting from a transaction that did not qualify for sale accounting under Accounting Standards Codification 860, for which the Company has elected the FVO.
(F)The Company entered into a funds withheld coinsurance and modified coinsurance agreement with a special purpose reinsurer ceding 90% of its annuity business. Amounts due to and from the reinsurer, including deposit-accounted reinsurance balances and funds-withheld obligations, are recorded on a net basis and a single net deposit position is presented within other assets or other liabilities, as applicable. As of June 30, 2026 and December 31, 2025, the gross reinsurance recoverable assets were $976.7 million and $826.0 million, respectively, and the related funds-withheld obligations were $1.0 billion and $860.8 million, respectively, which are presented on a net basis as a deposit liability in the table above.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2025	$460,631	$11,396	$472,027
Fundings	11,173	—	11,173
Payment in kind	3,850	346	4,196
Fair Value Adjustments due to:
Other factors(A)	5,469	—	5,469
Balance at June 30, 2026	$481,123	$11,742	$492,865
(A)There were no fair value adjustments due to changes in instrument-specific credit risk in the current period.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	June 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value(A)	Carrying Value Under UPB	UPB	Carrying Value(A)	Carrying Value Under UPB
Current	$575,769	$492,865	$(82,904)	$560,400	$472,027	$(88,373)
90+	8,038	—	(8,038)	8,038	—	(8,038)
Total	$583,807	$492,865	$(90,942)	$568,438	$472,027	$(96,411)
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

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Total
Balance at December 31, 2025	$29,468	$55,731	$231,444	$316,643
Impairment loss	—	—	—	—
Balance at June 30, 2026	$29,468	$55,731	$231,444	$316,643

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Intangible Assets

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	June 30, 2026	December 31, 2025
Gross Intangible Assets:
Management contracts	2 to 11	$358,415	$347,415
Customer relationships	2 to 9	79,753	79,753
Purchased technology	3 to 7	118,345	113,606
Trademarks / Trade names(A)	1 to 11	13,999	13,999
VOBA(B)	(B)	2,401	2,401
Licenses	Indefinite	27,084	27,084
		599,997	584,258
Accumulated Amortization:
Management contracts		80,044	58,420
Customer relationships		47,974	42,437
Purchased technology		107,746	106,171
Trademarks / Trade names		7,991	7,231
VOBA		701	—
		244,456	214,259
Intangible Assets, Net:
Management contracts		278,371	288,995
Customer relationships		31,779	37,316
Purchased technology		10,599	7,435
Trademarks / Trade names(A)		6,008	6,768
VOBA(B)		1,700	2,401
Licenses		27,084	27,084
Intangible Assets, Net		$355,541	$369,999
(A)Includes indefinite-lived intangible assets of $1.9 million as of June 30, 2026 and December 31, 2025.
(B)VOBA, an actuarial intangible asset recognized as a result of the Crestline Acquisition, is amortized on a basis consistent with the related policyholder liabilities over the remaining life of each contract.

The Company did not record any impairment loss on its intangible assets for the three and six months ended June 30, 2026 and 2025.

The following table summarizes the amortization expense for the period recognized by the Company related to the intangible assets included in the table above. Amortization expense related to intangible assets is included in general, administrative and operating in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$15,226	$12,707	$30,197	$26,155

The following table summarizes the expected future amortization expense for intangible assets as of June 30, 2026:

Year Ending	Amortization Expense
July 1 through December 31, 2026	$26,242
2027	54,238
2028	53,956
2029	50,958
2030	40,836
2031 and thereafter	100,351
$326,581

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Intangible Liabilities

The following table summarizes the acquired identifiable intangible liabilities recognized as a result of the Elecor Acquisition, which are presented within accrued expenses and other liabilities in the consolidated balance sheets:

	Weighted-Average Useful Lives (Years)	June 30, 2026	December 31, 2025
Below-market leases	9.3	$126,185	$125,760
Accumulated amortization		9,610	604
Intangible Liabilities, Net		$116,575	$125,156

The following table summarizes the amortization expense recorded by the Company related to its intangible liabilities. Amortization related to below-market leases is recognized in commercial real estate revenue in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization expense	$4,447	$—	$9,006	$—

The following table summarizes the expected future amortization for intangible liabilities as of June 30, 2026:

Year Ending	Amortization
July 1 through December 31, 2026	$8,893
2027	17,633
2028	15,718
2029	13,626
2030	11,862
2031 and thereafter	48,843
$116,575

In connection with the Elecor Acquisition, the Company recognized intangible assets related to in-place leases and above-market leases, which are presented in real estate, net in the consolidated balance sheets. See Note 9 for further details.

15. LEASES

Rithm Capital, through its wholly owned subsidiaries, has non-cancelable operating leases on office space and data centers expiring through 2035 and a non-cancelable operating ground lease expiring in 2075. Rent expense, net of sublease income, totaled $8.9 million and $7.5 million for the three months ended June 30, 2026 and 2025, respectively, and $17.5 million and $14.7 million for the six months ended June 30, 2026 and 2025, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the leases. In addition, the Company has finance leases for computer hardware. As of June 30, 2026, the Company has pledged collateral related to its lease obligations of $7.6 million, which is restricted cash and is presented as part of cash, cash equivalents and restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 13).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
July 1 through December 31, 2026	$26,317	$—	$26,317
2027	46,672	428	47,100
2028	38,602	200	38,802
2029	35,811	200	36,011
2030	10,271	200	10,471
2031 and thereafter	43,824	—	43,824
Total remaining undiscounted lease payments	201,497	1,028	202,525
Less: imputed interest	36,951	131	37,082
Total Remaining Discounted Lease Payments	$164,546	$897	$165,443

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $21.7 million due in the future periods.

Other information related to leases is summarized below:

	June 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term (Years):
Operating leases	6.0	6.3
Finance leases	3.8	1.5

Weighted Average Discount Rate:
Operating leases	6.6%	6.7%
Finance leases	7.7%	7.9%

	Six Months Ended June 30,
Supplemental Information	2026	2025
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$24,171	$22,452
Operating cash flows - finance leases	6	3
Finance cash flows - finance leases	422	225
Supplemental Non-Cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU assets obtained in exchange for new operating lease liabilities	$3,936	$14,655
ROU assets obtained in exchange for new finance lease liabilities	864	—

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of June 30, 2026, the Company also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and other economic hedging instruments are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	June 30, 2026	December 31, 2025
Derivative and Hedging Assets:
Interest rate swaps and futures(A)	$417	$406
IRLCs	38,432	29,839
TBAs	13,063	6,070
Embedded derivatives(B)	10,784	8,109
Foreign exchange forwards	2,917	812
Other commitments(C)	2,430	1,511
	$68,043	$46,747
Derivative and Hedging Liabilities:
IRLCs	$4,675	$8,390
TBAs	31,898	47,001
Other commitments(D)	34,871	31,542
Stock options	129	3
Foreign exchange forwards	676	1,758
Embedded derivatives(B)	16,237	12,652
	$88,486	$101,346
(A)Net of $197.3 million and $34.7 million of related variation margin accounts as of June 30, 2026 and December 31, 2025, respectively.
(B)Embedded derivatives include (i) a derivative liability arising from modified coinsurance and funds withheld arrangements that require the Company to pay the total return on the assets supporting the funds withheld liability and (ii) a derivative liability related to index-linked crediting features embedded in FIAs and the reinsurance deposit asset classified as a derivative asset.
(C)Refers to a reinsurance agreement, between CL Life and New Reinsurance Company Ltd., to economically hedge the equity option features embedded in the FIA products.
(D)Relates to (i) derivative arrangements with an affiliate and a third party, which could require the Company or a subsidiary to make payments under certain circumstances dependent upon amounts realized from an investment or net asset value, subject to defined caps and certain other conditions and (ii) a consolidated joint venture with a third party to invest in an affiliated fund that is subject to a redemption right after a certain period and is separately accounted for as a derivative.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes notional amounts related to derivatives and other hedging instruments:

	June 30, 2026	December 31, 2025
Interest rate swaps(A)	$314,000	$2,476,346
Interest rate futures(B)	12,775,000	14,535,000
IRLCs	4,537,533	4,377,044
TBAs(C)	18,061,114	21,568,758
Other commitments(E)	255,901	59,262
Embedded derivatives(D)	2,091,999	1,752,960
Foreign exchange forwards	57,284	109,830
(A)Includes $0.3 billion notional of pay fixed of 4.0%/pay Secured Overnight Financing Rate (“SOFR”) with a weighted average maturity of 36 months, as of June 30, 2026. Includes $2.2 billion notional of receive fixed of 3.4%/pay SOFR with a weighted average maturity of 15 months as of December 31, 2025.
(B)Represents $12.8 billion notional of Eris SOFR swap futures with weighted average maturities of 37 months, as of June 30, 2026. Represents a $14.5 billion notional Eris SOFR swap future with weighted average maturity of 44 months that replicates cash flows of receive fixed/pay SOFR interest rate swaps as of December 31, 2025.
(C)Represents the notional amount of Agency RMBS classified as derivatives.
(D)Represents $1.0 billion associated with ceded reserves, $43.2 million associated with FIA contracts and $1.0 billion associated with funds withheld arrangements as of June 30, 2026. Represents $865.8 million associated with ceded reserves, $26.4 million associated with FIA contracts and $860.8 million associated with funds withheld arrangements as of December 31, 2025.
(E)Relates to (i) a reinsurance agreement, between CL Life and New Reinsurance Company Ltd., to economically hedge the equity option features embedded in the FIA products, (ii) derivative arrangements with an affiliate and a third party, which could require the Company or a subsidiary to make payments under certain circumstances dependent upon amounts realized from an investment or net asset value, subject to defined caps and certain other conditions and (iii) a consolidated joint venture with a third party to invest in an affiliated fund that is subject to a redemption right after a certain period and is separately accounted for as a derivative.

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing Revenue, Net:
TBAs	$13,428	$19,749	$(90,387)	$120,100
Interest rate swaps	—	(2,087)	(6,729)	(5,954)
Interest rate futures	(237,198)	3,210	(435,650)	9,191
	(223,770)	20,872	(532,766)	123,337
Gain (Loss) on Originated Residential Mortgage Loans, HFS, Net(A):
IRLCs	20,355	16,135	12,308	39,228
TBAs	(77,288)	(30,755)	8,928	(100,927)
	(56,933)	(14,620)	21,236	(61,699)
Realized and Unrealized Gains (Losses), Net(B):
Interest rate swaps	4,972	(4,200)	7,202	(12,667)
Other commitments	788	—	490	—
Stock options	133	(56)	92	(17)
Embedded derivatives(C)	1,596	—	1,295	—
Foreign exchange forwards	930	(3,970)	2,216	(5,357)
	8,419	(8,226)	11,295	(18,041)

Total Gains (Losses)	$(272,284)	$(1,974)	$(500,235)	$43,597
(A)Represents unrealized gain (loss).
(B)Excludes $70.2 million gain and $25.0 million gain for the three months ended June 30, 2026 and 2025, respectively, and $28.8 million gain and $37.8 million gain for the six months ended June 30, 2026 and 2025, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.
(C)Embedded derivatives include (i) a derivative liability arising from modified coinsurance and funds withheld arrangements that require the Company to pay the total return on the assets supporting the funds withheld liability and (ii) a derivative liability related to index-linked crediting features embedded in FIAs and the reinsurance deposit asset classified as a derivative asset.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

17. DEBT OBLIGATIONS

The following table summarizes secured financing agreements, secured notes, bonds payable and notes payable and other liabilities of consolidated entities:

	June 30, 2026									December 31, 2025
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans(D)	$3,778,319	$3,778,319	Jul-26 to Mar-28	5.1%	0.6	$4,224,030	$4,243,484	$4,221,048	21.7	$5,091,525
Warehouse credit facilities - RTLs(E)	3,019,710	3,019,710	Jul-26 to Mar-28	5.8%	1.4	3,582,487	3,577,315	3,577,315	1.2	2,019,808
Government and government-backed securities(G)	4,893,090	4,893,090	Jul-26 to Jan-27	3.9%	0.2	4,950,719	4,839,362	5,079,413	7.3	5,130,519
Non-Agency securities(D)	1,031,364	1,031,364	Sep-26 to Oct-27	5.1%	0.7	17,524,446	1,360,458	1,442,727	4.7	936,424
Credit Risk Transfer LLC(F)	110,688	110,688	Dec-26	6.4%	0.5	192,500	192,500	194,084	1.0	110,688
Excess MSRs(E)	202,000	201,886	Sep-26	5.9%	0.2	45,486,823	251,088	289,965	5.8	201,660
CLOs(E)	288,828	287,199	Apr-34 to Oct-39	4.6%	10.3	287,365	N/A	287,020	10.3	257,796
Real estate(E)	355,256	355,256	Nov-26 to Apr-28	5.9%	0.5	N/A	403,020	402,303	N/A	15,382
Total secured financing agreements	13,679,255	13,677,512		4.9%	0.8					13,763,802
Secured Notes and Bonds Payable:
MSRs(H)	6,592,440	6,579,324	Oct-26 to Nov-31	6.7%	2.3	586,759,239	9,012,024	10,950,953	6.1	6,785,138
Servicer advance investments(I)	205,866	205,866	Oct-27	5.5%	1.3	249,475	270,494	284,400	7.4	229,069
Servicer advances(I)	2,258,857	2,257,979	Dec-26 to Jun-29	6.0%	1.6	2,654,622	2,654,622	2,654,622	0.7	2,528,896
Consumer loans(J)	611,653	593,055	Oct-26 to Sep-37	4.6%	1.3	711,230	692,190	695,313	7.8	660,565
Real estate(K)	4,607,679	4,463,792	Jul-26 to May-31	4.5%	2.4	N/A	4,462,133	4,462,133	N/A	4,755,270
RTLs(L)	200,000	200,000	Jul-26	5.8%	0.0	173,502	173,502	173,480	0.4	200,000
Other investments(E)	59,281	59,281	Feb-30	5.8%	3.6	N/A	N/A	N/A	N/A	40,000
CLOs(E)	4,149	4,149	Jul-30	—%	0.0	5,908	N/A	5,148	0.0	4,832
Total secured notes and bonds payable	14,539,925	14,363,446		5.8%	2.1					15,203,770
Notes Payable and Secured Financing of Consolidated Entities
Consolidated funds(M)	924,353	930,179	Aug-27 to Jan-38	5.6%	8.7	965,671	N/A	994,688	3.2	1,209,739
Residential mortgage loans(N)	4,029,213	3,902,216	Aug-48 to Jun-56	5.0%	27.2	4,540,407	N/A	4,460,920	27.2	2,820,922
RTLs(O)	764,950	764,895	Mar-39 to Sep-39	6.2%	12.9	838,765	N/A	853,225	0.8	867,141
Consumer loans(P)	302,322	289,136	Mar-37	6.7%	10.8	302,422	N/A	304,569	10.8	—
Total notes payable and secured financing of consolidated entities	6,020,838	5,886,426		5.3%	21.7					4,897,802
Total / Weighted Average	$34,240,018	$33,927,384		5.3%	5.1					$33,865,374
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $105.1 million and $119.4 million as of June 30, 2026 and December 31, 2025, respectively.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on non-Agency securities retained through consolidated securitizations.
(E)All SOFR- or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(F)Refers to a repurchase agreement with an interest equal to the sum of (i) a floating rate equal to SOFR and (ii) a margin of 2.8%.
(G)Repurchase agreements are based on a fixed rate. Collateral carrying value includes margin deposits.
(H)Includes $5.5 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.8%; and $1.1 billion of MSR notes with fixed interest rates ranging 3.5% to 7.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs and MSR financing receivables securing these notes.
(I)Includes $2.0 billion of debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.5% to 2.8%; and $0.5 billion of debt with fixed interest rates ranging from 3.9% to 5.3%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs and MSR financing receivables owned by NRM and Newrez.
(J)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $89.4 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7%, (ii) $74.6 million of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 2.4% and (iii) $394.6 million of debt collateralized by the Upgrade loans with an interest rate of SOFR plus a margin of 1.6%.
(K)Includes $4.6 billion of fixed rate notes which bear interest ranging from 3.0% to 6.7%.
(L)Includes a fixed rate note which bears interest of 5.8%.
(M)Includes notes payable of consolidated CLOs and of a structured alternative investment solution. Weighted average rate is the effective rate for the senior notes with stated coupon rates. The subordinate notes with UPB of $9.8 million do not have a stated rate of interest. Weighted average life of a structured alternative investment solution is based on expected maturity.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

(N)Asset-backed notes held by third parties which bear interest ranging from 0.9% to 7.9%. The senior note rates are equal to the lesser of the fixed rate for each subsequent note and the net weighted average coupon (“WAC”) rate.
(O)Asset-backed notes held by third parties which bear interest ranging from 5.4% to 8.0%. The senior note rates are equal to the lesser of the fixed rate for each subsequent note and the net WAC rate.
(P)Composed of the following asset-backed notes held by third parties: $271.7 million UPB of Class A notes with a fixed coupon of 5.0%, $12.6 million UPB of Class B notes with a fixed coupon of 6.4% and $9.0 million UPB of Class C notes with a fixed coupon of 8.4%.

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

As of June 30, 2026, Rithm Capital has margin exposure on $13.7 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of secured debt obligations for the period:

	Servicer Advances and Excess MSRs(A)	MSRs	Government and Government-Backed and Other Securities	Residential Mortgage Loans	Consumer Loans	Real Estate, Net	RTLs	Asset Management, CLOs and Consolidated Funds	Total
Balance at December 31, 2025	$2,959,625	$6,785,138	$6,106,943	$8,023,135	$660,565	$4,770,652	$3,086,949	$1,472,367	$33,865,374
Secured Financing Agreements:
Borrowings	—	—	18,621,633	43,588,442	—	352,902	3,703,963	51,393	66,318,333
Repayments	—	—	(18,764,122)	(44,901,649)	—	(13,028)	(2,704,061)	(15,423)	(66,398,283)
FX remeasurement	—	—	—	—	—	—	—	(6,536)	(6,536)
Capitalized deferred financing costs, net of amortization	226	—	—	—	—	—	—	(31)	195
Secured Notes and Bonds Payable:
Borrowings	1,884,072	1,342,000	35,000	—	363,293	287,006	—	4,109	3,915,480
Repayments	(2,177,288)	(1,549,822)	(15,719)	—	(431,495)	(587,500)	—	(4,792)	(4,766,616)
Unrealized loss on notes, fair value	—	—	—	—	100	19,742	—	—	19,842
Capitalized deferred financing costs, net of amortization	(904)	2,008	—	—	592	(10,726)	—	—	(9,030)
Notes Payable and Secured Financing of Consolidated Entities:
Deconsolidation of VIEs	—	—	—	(451,800)	—	—	—	(375,305)	(827,105)
Borrowings	—	—	—	1,796,762	300,666	—	—	272,653	2,370,081
Repayments	—	—	—	(245,447)	(13,696)	—	(96,999)	(163,162)	(519,304)
Unrealized (gain) loss on notes, fair value	—	—	—	(18,220)	2,166	—	(5,989)	(13,746)	(35,789)
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	742	—	742
Balance at June 30, 2026	$2,665,731	$6,579,324	$5,983,735	$7,791,223	$882,191	$4,819,048	$3,984,605	$1,221,527	$33,927,384
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes (as defined below), as of June 30, 2026 are as follows:

Year Ending	Non-recourse(A)	Recourse(B)	Total
July 1 through December 31, 2026	$2,720,141	$10,414,435	$13,134,576
2027	2,778,615	2,247,356	5,025,971
2028	1,311,985	1,544,992	2,856,977
2029	1,444,506	2,387,784	3,832,290
2030	1,990,422	559,281	2,549,703
2031 and thereafter	6,843,874	1,771,627	8,615,501
	$17,089,543	$18,925,475	$36,015,018
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes, net of issuance costs, and notes payable of consolidated entities of $2.6 billion, $8.5 billion, $0.0 billion, and $6.0 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes, net of issuance costs, and notes payable of consolidated entities of $11.3 billion, $5.8 billion, $1.8 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of June 30, 2026:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, RTLs, Credit Risk Transfer LLC and real estate	$7,250,688	$4,533,303	$2,717,385
Loan originations	7,327,000	2,730,669	4,596,331
CLOs	742,630	286,373	456,257
Excess MSRs	350,000	202,000	148,000

Secured Notes and Bonds Payable:
MSRs	7,544,440	6,592,440	952,000
Servicer advances	5,320,000	2,464,723	2,855,277
Real estate	200,000	148,563	51,437

Liabilities of Consolidated Entities:
Consolidated funds	118,500	57,769	60,731
	$28,853,258	$17,015,840	$11,837,418
(A)Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of June 30, 2026.

2031 Senior Unsecured Notes

On May 14, 2026, the Company issued $500.0 million aggregate principal amount of senior unsecured notes due on June 1, 2031 (the “2031 Senior Notes”) in a private offering for proceeds of approximately $493.7 million, net of commissions and initial offering expenses. Interest on the 2031 Senior Notes accrues at the rate of 8.500% per annum with interest payable semi-annually in arrears on each of June 1st and December 1st, commencing on December 1, 2026.

The 2031 Senior Notes become redeemable in whole or in part at any time and from time to time, on or after June 1, 2028, at a price equal to the following fixed redemption prices (expressed as a percentage of principal amount of the 2031 Senior Notes to be redeemed):

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Year	Price
2028	104.250%
2029	102.125%
2030 and thereafter	100.000%

Prior to June 1, 2028, the Company is entitled at its option, at any time and from time to time, to redeem the 2031 Senior Notes in whole or in part at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable redemption date, and accrued but unpaid interest, if any, to, but excluding the applicable date of redemption. In addition, prior to June 1, 2028, the Company is entitled at its option on one or more occasions to redeem the 2031 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2031 Senior Notes originally issued at a redemption price of 108.500%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated May 14, 2026, by and between the Company and U.S. Bank Trust Company, National Association, pursuant to which the 2031 Senior Notes were issued (the “2031 Notes Indenture”)).

The Company incurred fees of approximately $6.3 million in relation to the issuance of the 2031 Senior Notes. These fees were capitalized as debt issuance costs and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2031 Senior Notes, the Company recognized interest expense of $5.5 million for the three and six months ended June 30, 2026. As of June 30, 2026, the unamortized debt issuance cost was approximately $6.2 million.

The 2031 Senior Notes are senior unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness and senior unsecured guarantees. At the time of issuance, the 2031 Senior Notes were not guaranteed by any of the Company’s subsidiaries and none of its subsidiaries are required to guarantee the 2031 Senior Notes in the future, except under limited specified circumstances.

The 2031 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2031 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2031 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2026, the Company was in compliance with all covenants.

In the event of a Change of Control or Mortgage Business Triggering Event (each as defined in the 2031 Notes Indenture), each holder of the 2031 Senior Notes will have the right to require the Company to repurchase all or any part of such holder’s outstanding balance at a purchase price of 101% of the principal amount of the 2031 Senior Notes, plus accrued and unpaid interest, if any, to, but not including, the date of such repurchase.

The Company used a portion of the net proceeds from issuance to repay certain outstanding borrowings.

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

The Company incurred fees of approximately $5.4 million in relation to the issuance of the 2030 Senior Notes. These fees were capitalized as debt issuance costs and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2030 Senior Notes, the Company recognized interest expense of $10.0 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively, and $19.8 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the unamortized debt issuance cost was approximately $4.5 million and $5.0 million, respectively.

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

The 2030 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2030 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2030 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2026, the Company was in compliance with all covenants.

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

2029 Senior Unsecured Notes

On March 19, 2024, the Company issued $775.0 million aggregate principal amount of senior unsecured notes due on April 1, 2029 (the “2029 Senior Notes” and together with the 2031 Senior Notes and the 2030 Senior Notes, the “Senior Unsecured Notes”) in a private offering at an issue price of 98.981% for net proceeds of approximately $759.0 million, net of discount, commissions and initial offering expenses. Interest on the 2029 Senior Notes accrues at the rate of 8.000% per annum with interest payable semi-annually in arrears on each of April 1st and October 1st, commencing on October 1, 2024.

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

Prior to April 1, 2026, the Company was entitled at its option, at any time and from time to time, to redeem the 2029 Senior Notes in whole or in part at a price equal to 100% of the principal amount thereof, plus the applicable “make-whole” premium as of the applicable redemption date, and accrued but unpaid interest, if any, to, but excluding the applicable date of redemption. In addition, prior to April 1, 2026, the Company was entitled at its option on one or more occasions to redeem the 2029 Senior Notes in an aggregate principal amount not to exceed 40% of the aggregate principal amount of the 2029 Senior Notes originally issued at a redemption price of 108.000%, plus accrued but unpaid interest, if any, to, but not including, the applicable redemption date with the net cash proceeds from one or more Qualified Equity Offerings (as defined in the Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”)).

The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, the Company recognized interest expense of $15.5 million and $15.5 million for the three months ended June 30, 2026 and 2025, respectively, and $30.7 million and $30.7 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the unamortized discount and debt issuance cost was approximately $10.2 million and $11.8 million, respectively.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2029 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of June 30, 2026, the Company was in compliance with all covenants.

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

2025 Senior Unsecured Notes

The Company’s senior unsecured notes due October 15, 2025 (the “2025 Senior Notes”) were fully redeemed during the second quarter of 2025 when the Company redeemed the remaining $275.0 million aggregate principal amount outstanding for cash of $278.7 million, inclusive of accrued and unpaid interest. As a result, the Company recognized a loss on extinguishment of debt of $0.7 million during 2025.

Interest expense related to the 2025 Senior Notes was $4.4 million and $8.6 million for the three and six months ended June 30, 2025, respectively. There was no interest expense recognized related to the 2025 Senior Notes for the three and six months ended June 30, 2026.

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

The estimated undiscounted future payment under the TRA was $231.4 million as of June 30, 2026. The carrying value of the TRA liability measured at amortized cost was $149.3 million and $162.8 million as of June 30, 2026 and December 31, 2025, respectively, with interest expense recognized under the effective interest method. The TRA liability is presented within unsecured notes, net of issuance costs on the consolidated balance sheets.

The table below presents the Company’s estimate as of June 30, 2026, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
July 1 through December 31, 2026	$—
2027	18,788
2028	17,461
2029	17,500
2030	16,555
2031 and thereafter	161,061
$231,365

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
Level 2 – Valuations based principally on other observable market parameters, including:

•Quoted prices in active markets for similar instruments,
•Quoted prices in less active or inactive markets for identical or similar instruments,
•Other observable inputs, such as interest rates, yield curves, volatilities, prepayment rates, loss severities, credit risks and default rates; and
•Market corroborated inputs (derived principally from or corroborated by observable market data).

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments measured at amortized cost for which fair value is disclosed, as of June 30, 2026 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$45,486,823	$308,393	$—	$—	$308,393	$—	$308,393
MSRs and MSR financing receivables(A)	596,818,893	11,091,483	—	—	11,091,483	—	11,091,483
Servicer advance investments	249,475	284,400	—	—	284,400	—	284,400
Government and government-backed securities(B)	4,975,720	4,912,869	24,932	4,887,937	—	—	4,912,869
Non-Agency securities	8,272,017	811,694	—	—	811,694	—	811,694
Residential mortgage loans, HFS	59,105	52,248	—	—	52,248	—	52,248
Residential mortgage loans, HFS, at fair value	3,915,064	3,946,828	—	3,922,533	24,295	—	3,946,828
Residential mortgage loans, HFI, at fair value	325,577	294,416	—	—	294,416	—	294,416
Residential mortgage loans subject to repurchase	4,308,886	4,308,886	—	4,308,886	—	—	4,308,886
Consumer loans, at fair value	830,251	707,111	—	—	707,111	—	707,111
Derivative and hedging assets	17,221,429	68,043	—	16,397	51,646	—	68,043
Residential transition loans	3,834,821	3,832,312	—	—	3,832,312	—	3,832,312
Insurance company investments, at fair value	1,591,637	1,119,524	6,393	43,049	1,070,082	—	1,119,524
Notes receivable	564,027	481,123	—	—	481,123	—	481,123
Loans receivable	19,780	11,742	—	—	11,742	—	11,742
Equity investment, at fair value	192,500	194,084	—	—	194,084	—	194,084
CLOs	410,780	429,076	—	293,431	135,645	—	429,076
Investments of consolidated entities - funds(C)	1,117,871	1,173,037	—	431,861	408,376	332,800	1,173,037
Investments of consolidated entities - loan securitizations(C)	5,681,594	5,618,714	—	4,460,920	1,157,794	—	5,618,714
Other assets	N/A	449,225	74,558	—	168,860	205,807	449,225
		$40,095,208	$105,883	$18,365,014	$21,085,704	$538,607	$40,095,208
Liabilities:
Secured financing agreements	$13,679,255	$13,677,512	$—	$13,390,313	$287,234	$—	$13,677,547
Secured notes and bonds payable(D)	14,539,925	14,363,446	—	—	14,371,633	—	14,371,633
Unsecured notes, net of issuance costs	2,006,365	1,902,627	—	—	1,915,405	—	1,915,405
Residential mortgage loan repurchase liability	4,308,886	4,308,886	—	4,308,886	—	—	4,308,886
Derivative and hedging liabilities	20,871,401	88,486	129	32,574	55,783	—	88,486
MSR financing liability(A)	7,646,799	83,785	—	—	83,785	—	83,785
Notes receivable financing liability	371,446	383,747	—	—	387,817	—	387,817
RTL financing liability	75,836	75,836	—	—	75,836	—	75,836
Notes payable and secured financing of consolidated entities - funds(C)	924,353	930,179	—	737,987	192,192	—	930,179
Notes payable of consolidated entities - loan securitizations(C)	5,096,485	4,956,247	—	3,902,216	1,054,031	—	4,956,247
		$40,770,751	$129	$22,371,976	$18,423,716	$—	$40,795,821
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, MSR financing receivables, Excess MSRs and MSR financing liability. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Treasury securities classified as Level 1 and held at amortized cost basis of $24.9 million (see Note 6).
(C)Includes assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $126.1 million of SCFT 2020-A (as defined in Note 19) asset-backed securities as of June 30, 2026, for which the FVO for financial instruments was elected.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2025 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$47,862,469	$323,564	$—	$—	$323,564	$—	$323,564
MSRs and MSR financing receivables(A)	595,532,480	10,359,141	—	—	10,359,141	—	10,359,141
Servicer advance investments	258,157	294,322	—	—	294,322	—	294,322
Government and government-backed securities(B)	5,255,355	5,254,905	24,762	5,230,139	—	—	5,254,901
Non-Agency securities	8,507,851	759,633	—	—	759,633	—	759,633
Residential mortgage loans, HFS	63,426	56,791	—	—	56,791	—	56,791
Residential mortgage loans, HFS, at fair value	5,351,566	5,427,481	—	5,402,325	25,156	—	5,427,481
Residential mortgage loans, HFI, at fair value	349,196	324,688	—	—	324,688	—	324,688
Residential mortgage loans subject to repurchase	3,952,792	3,952,792	—	3,952,792	—	—	3,952,792
Consumer loans, at fair value	930,844	784,399	—	—	784,399	—	784,399
Derivative and hedging assets	8,280,512	46,747	—	7,288	39,459	—	46,747
Residential transition loans	2,694,149	2,699,864	—	—	2,699,864	—	2,699,864
Insurance company investments, at fair value	924,825	906,454	5,809	33,396	867,249	—	906,454
Notes receivable	549,004	460,631	—	—	460,631	—	460,631
Loans receivable	19,434	11,396	—	—	11,396	—	11,396
Equity investment, at fair value	192,500	194,286	—	—	194,286	—	194,286
CLOs	364,189	362,280	—	249,452	112,828	—	362,280
Investments of consolidated entities - funds(C)	1,389,870	1,397,209	—	782,014	290,335	324,860	1,397,209
Investments of consolidated entities - loan securitizations(C)	4,253,388	4,192,231	—	3,265,142	927,089	—	4,192,231
Other assets	N/A	254,597	42,812	—	107,608	104,177	254,597
		$38,063,411	$73,383	$18,922,548	$18,638,439	$429,037	$38,063,407
Liabilities:
Secured financing agreements	$13,765,718	$13,763,802	$—	$13,506,006	$261,551	$—	$13,767,557
Secured notes and bonds payable(D)	15,403,044	15,203,770	—	—	15,068,083	—	15,068,083
Unsecured notes, net of issuance costs	1,526,203	1,421,088	—	—	1,461,956	—	1,461,956
Residential mortgage loan repurchase liability	3,952,792	3,952,792	—	3,952,792	—	—	3,952,792
Derivative and hedging liabilities	36,598,688	101,346	3	48,759	52,584	—	101,346
MSR financing liability(A)	8,126,218	76,266	—	—	76,266	—	76,266
Notes receivable financing liability	371,446	377,989	—	—	382,512	—	382,512
RTL financing liability	82,489	82,489	—	—	82,489	—	82,489
Notes payable of consolidated entities - funds(C)	1,218,425	1,209,739	—	1,006,085	203,654	—	1,209,739
Notes payable of consolidated entities - loan securitizations(C)	3,781,205	3,688,063	—	2,820,922	867,141	—	3,688,063
		$39,877,344	$3	$21,334,564	$18,456,236	$—	$39,790,803
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
(D)Includes $143.4 million of SCFT 2020-A (as defined in Note 19) ABS as of December 31, 2025, for which the FVO for financial instruments was elected.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the periods presented:

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans(J)	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at March 31, 2026	$314,933	$10,859,933	$284,260	$979,862	$982,320	$387,771	$805,294	$814,238	$4,438,160	$19,866,771
Transfers:
Transfers to Level 3(I)	—	—	—	—	91	—	—	—	—	91
Gain (Loss) Included in Net Income:
Credit loss reversal on securities(E)	—	—	—	—	363	—	—	—	—	363
Servicing Revenue, Net(F):
Included in servicing revenue	—	(161,104)	—	—	—	—	—	—	—	(161,104)
Fair Value Adjustments due to:
Other factors(E)	1,319	—	3,106	(4,151)	(941)	(7,948)	1,957	7,638	8,852	9,832
Instrument-specific credit risk(E)	—	—	—	—	—	57	(2,676)	—	(13,190)	(15,809)
Other income (loss), net(E)	—	—	—	—	(3,391)	(251)	—	30,849	—	27,207
Gains included in other comprehensive income (“OCI”)(G)	—	—	—	—	(1,309)	—	—	—	—	(1,309)
Interest income	7,791	—	4,829	—	11,329	—	9,396	2,252	—	35,597
Purchases, Sales, Repayments and Originations:
Purchases, net(H)	—	9,050	163,993	190,307	58,183	393	295,297	6,823	—	724,046
Sales and settlement fundings	—	1,632	—	—	(34,896)	(131)	—	—	—	(33,395)
Proceeds from repayments	(15,650)	—	(171,788)	(99,812)	(41,624)	(13,128)	(111,740)	(9,343)	(614,309)	(1,077,394)
Originations and other	—	381,972	—	3,876	—	4,196	14,152	(785)	1,251,614	1,655,025
Balance at June 30, 2026	$308,393	$11,091,483	$284,400	$1,070,082	$970,125	$370,959	$1,011,680	$851,672	$5,071,127	$21,029,921
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date(K)	$1,319	$54,191	$3,106	$(4,151)	$(571)	$(2,595)	$(3,462)	$7,638	$(4,477)	$50,998
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the purpose of this table, the IRLC asset and liability positions and embedded and other commitment derivatives are shown net.
(D)Includes RTLs of consolidated entities classified as Level 3 in the fair value hierarchy.
(E)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 assets recorded during the period.
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
(J)Includes consumer loans of consolidated entities classified as Level 3 in the fair value hierarchy.
(K)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans(J)	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2025	$323,564	$10,359,141	$294,322	$867,249	$875,074	$406,635	$784,399	$760,797	$3,914,674	$18,585,855
Transfers:
Transfers to Level 3(I)	—	—	—	—	21,839	—	—	—	—	21,839
Gain (Loss) Included in Net Income:
Credit loss reversal on securities(E)	—	—	—	—	158	—	—	—	—	158
Servicing Revenue, Net(F):
Included in servicing revenue	—	(7,997)	—	—	—	—	—	—	—	(7,997)
Fair Value Adjustments due to:
Other factors(E)	411	—	3,309	(2,893)	(1,242)	(5,840)	4,823	15,595	9,738	23,901
Instrument-specific credit risk(E)	—	—	—	—	—	(1,709)	(4,991)	—	(25,496)	(32,196)
Other income (loss), net(E)	—	—	—	—	(12,284)	(343)	—	30,167	—	17,540
Gains included in OCI(G)	—	—	—	—	(566)	—	—	—	—	(566)
Interest income	15,991	—	9,636	—	22,426	—	15,471	3,919	—	67,443
Purchases, Sales, Repayments and Originations:
Purchases, net(H)	—	12,410	332,353	377,549	188,697	461	433,666	11,591	14,204	1,370,931
Sales and settlement fundings	—	4,047	—	—	(47,396)	84	—	—	—	(43,265)
Proceeds from repayments	(31,573)	—	(355,220)	(176,473)	(76,581)	(26,442)	(235,840)	(18,882)	(1,484,598)	(2,405,609)
Originations and other	—	723,882	—	4,650	—	(1,887)	14,152	48,485	2,642,605	3,431,887
Balance at June 30, 2026	$308,393	$11,091,483	$284,400	$1,070,082	$970,125	$370,959	$1,011,680	$851,672	$5,071,127	$21,029,921
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date(K)	$411	$419,834	$3,309	$(2,893)	$3,643	$(6,961)	$(2,912)	$15,595	$(15,024)	$415,002
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes CLOs of consolidated CFEs classified as Level 3 in the fair value hierarchy.
(C)For the purpose of this table, the IRLC asset and liability positions and embedded and other commitment derivatives are shown net.
(D)Includes RTLs of consolidated entities classified as Level 3 in the fair value hierarchy.
(E)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 assets recorded during the period.
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
(J)Includes consumer loans of consolidated entities classified as Level 3 in the fair value hierarchy.
(K)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at March 31, 2025	$354,923	$10,133,041	$321,531	$—	$1,096,734	$444,684	$554,168	$748,583	$3,273,750	$16,927,414
Transfers:
Transfers out of Level 3(E)	—	—	—	—	(372,985)	—	—	—	—	(372,985)
Gain (Loss) Included in Net Income:
Credit loss reversal on securities(F)	—	—	—	—	(705)	—	—	—	—	(705)
Servicing Revenue, Net(G):
Included in servicing revenue	—	(194,819)	—	—	—	—	—	—	—	(194,819)
Fair Value Adjustments due to:
Other factors(F)	(690)	—	166	—	2,072	2,828	(2,514)	19,202	8,056	29,120
Instrument-specific credit risk(F)	—	—	—	—	—	(653)	(4,384)	—	(7,257)	(12,294)
Other income (loss), net(F)	—	—	—	—	(27,843)	322	—	9,246	—	(18,275)
Gains included in OCI(H)	—	—	—	—	3,210	—	—	—	—	3,210
Interest income	9,109	—	5,245	—	9,549	—	777	—	—	24,680
Purchases, Sales, Repayments and Originations:
Purchases, net(I)	—	—	164,021	—	175,349	299	—	6,668	—	346,337
Sales and settlement fundings	(45)	1,860	—	—	(30,054)	—	5,074	—	—	(23,165)
Proceeds from repayments	(17,620)	—	(177,977)	—	(28,331)	(16,117)	(87,890)	(20,149)	(738,568)	(1,086,652)
Originations and other	—	419,981	—	—	—	(1,169)	—	(2,959)	929,244	1,345,097
Balance at June 30, 2025	$345,677	$10,360,063	$312,986	$—	$826,996	$430,194	$465,231	$760,591	$3,465,225	$16,966,963
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date(J)	$(645)	$(16,818)	$166	$—	$(23,266)	$2,210	$(6,898)	$9,246	$659	$(35,346)
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
(F)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 assets recorded during the period.
(G)See Note 5 for further details on the components of servicing revenue, net.
(H)Gain (loss) included in unrealized gain (loss) on AFS securities, net in the consolidated statements of comprehensive income.
(I)Purchases, net of non-Agency securities includes securities retained through securitizations accounted for as sales.
(J)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs and MSR Financing Receivables(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2024	$369,162	$10,321,671	$339,646	$—	$1,363,228	$455,726	$665,565	$700,942	$3,140,267	$17,356,207
Transfers:
Transfers out of Level 3(E)	—	—	—	—	(785,253)	(858)	—	—	—	(786,111)
Transfers to Level 3(J)	—	—	—	—	21,809	2,081	—	—	—	23,890
Gain (Loss) Included in Net Income:
Credit loss reversal on securities(F)	—	—	—	—	(603)	—	—	—	—	(603)
Servicing Revenue, Net(G):
Included in servicing revenue	—	(733,101)	—	—	—	—	—	—	—	(733,101)
Fair Value Adjustments due to:
Other factors(F)	(1,605)	—	(1,527)	—	3,976	12,840	(13,323)	42,736	11,066	54,163
Instrument-specific credit risk(F)	—	—	—	—	—	(6,450)	(6,388)	—	(15,818)	(28,656)
Other income (loss), net(F)	—	—	—	—	404	1,760	—	17,816	—	19,980
Gains included in OCI(H)	—	—	—	—	7,950	—	—	—	—	7,950
Interest income	13,299	—	10,600	—	16,572	—	6,700	119	—	47,290
Purchases, Sales, Repayments and Originations:
Purchases, net(I)	—	—	350,377	—	298,983	538	—	46,699	—	696,597
Sales and settlement fundings	(45)	2,524	—	—	(47,695)	(7,216)	11,669	—	—	(40,763)
Proceeds from repayments	(35,134)	—	(386,110)	—	(52,375)	(32,473)	(198,992)	(44,762)	(1,373,884)	(2,123,730)
Originations and other	—	768,969	—	—	—	4,246	—	(2,959)	1,703,594	2,473,850
Balance at June 30, 2025	$345,677	$10,360,063	$312,986	$—	$826,996	$430,194	$465,231	$760,591	$3,465,225	$16,966,963
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date(K)	$(1,560)	$(407,058)	$(1,527)	$—	$11,727	$6,364	$(18,548)	$42,736	$(5,015)	$(372,881)
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
(F)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 assets recorded during the period.
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
(K)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial liabilities measured at fair value on a recurring basis for the periods presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	Notes Payable of CFEs - Consumer Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at March 31, 2026	$134,319	$200,787	$863,334	$—	$79,244	$385,101	$68,674	$1,731,459
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	—	4,542	—	—	4,542
Other income (loss)(B)	232	—	(1,616)	2,166	—	2,716	—	3,498
Purchases, Issuance and Repayments:
Issuance	—	—	—	300,666	—	—	13,178	313,844
Repayments	(8,411)	(8,595)	(96,999)	(13,696)	—	—	(6,016)	(133,717)
Other	—	—	176	—	(1)	—	—	175
Balance at June 30, 2026	$126,140	$192,192	$764,895	$289,136	$83,785	$387,817	$75,836	$1,919,801
Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date(C)	$(232)	$—	$1,616	$(2,166)	$(5,963)	$(2,716)	$—	$(9,461)
(A)See Note 5 for further details on the components of servicing revenue, net.
(B)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 financial liabilities recorded during the period. The full fair value change during the years presented was due to factors other than instrument-specific credit risk.
(C)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	Notes Payable of CFEs - Consumer Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at December 31, 2025	$143,442	$203,654	$867,141	$—	$76,266	$382,512	$82,489	$1,755,504
Gains (Losses) Included in Net Income:
Servicing revenue, net(A)	—	—	—	—	7,519	—	—	7,519
Other income (loss)(B)	100	—	(5,989)	2,166	—	5,305	—	1,582
Purchases, Issuance and Repayments:
Issuance	—	—	—	300,666	—	—	17,101	317,767
Repayments	(17,402)	(11,462)	(96,999)	(13,696)	—	—	(23,754)	(163,313)
Other	—	—	742	—	—	—	—	742
Balance at June 30, 2026	$126,140	$192,192	$764,895	$289,136	$83,785	$387,817	$75,836	$1,919,801
Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date(C)	$(100)	$—	$5,989	$(2,166)	$(10,020)	$(5,305)	$—	$(11,602)
(A)See Note 5 for further details on the components of servicing revenue, net.
(B)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 financial liabilities recorded during the period. The full fair value change during the years presented was due to factors other than instrument-specific credit risk.
(C)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	Notes Payable of CFEs - Consumer Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at March 31, 2025	$169,035	$592,078	$859,760	$—	$104,721	$378,721	$—	$2,104,315
Transfers:
Transfers out of Level 3(A)	—	(368,843)	—	—	—	—	—	(368,843)
Gains (Losses) Included in Net Income:
Servicing revenue, net(B)	—	—	—	—	(9,332)	—	—	(9,332)
Other income (loss)(C)	2,841	1,431	2,712	—	—	2,407	—	9,391
Purchases, Issuance and Repayments:
Repayments	(11,443)	—	—	—	(34,450)	—	—	(45,893)
Other	—	—	566	—	1	—	—	567
Balance at June 30, 2025	$160,433	$224,666	$863,038	$—	$60,940	$381,128	$—	$1,690,205
Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date(D)	$(2,841)	$(637)	$(2,712)	$—	$8,011	$(2,407)	$—	$(586)
(A)Transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(B)See Note 5 for further details on the components of servicing revenue, net.
(C)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 financial liabilities recorded during the period. The full fair value change during the years presented was due to factors other than instrument-specific credit risk.
(D)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - Residential Transition Loans	Notes Payable of CFEs - Consumer Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at December 31, 2024	$185,460	$959,958	$859,023	$—	$101,088	$377,227	$—	$2,482,756
Transfers:
Transfers out of Level 3(A)	—	(735,874)	—	—	—	—	—	(735,874)
Gains (Losses) Included in Net Income:
Servicing revenue, net(B)	—	—	—	—	(5,698)	—	—	(5,698)
Other income(C)	(1,992)	582	2,883	—	—	3,901	—	5,374
Purchases, Issuance and Repayments:
Repayments	(23,035)	—	—	—	(34,450)	—	—	(57,485)
Other	—	—	1,132	—	—	—	—	1,132
Balance at June 30, 2025	$160,433	$224,666	$863,038	$—	$60,940	$381,128	$—	$1,690,205
Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date(D)	$1,992	$(582)	$(2,883)	$—	$3,226	$(3,901)	$—	$(2,148)
(A)Transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(B)See Note 5 for further details on the components of servicing revenue, net.
(C)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 financial liabilities recorded during the period. The full fair value change during the years presented was due to factors other than instrument-specific credit risk.
(D)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Excess MSRs, MSRs and MSR Financing Receivables and MSR Financing Liability Valuation

Fair value estimates of Rithm Capital’s MSRs, related MSR financing liability and Excess MSRs were based on internal pricing models. The valuation technique is based on discounted cash flows. Significant inputs used in the valuations included expectations of prepayment rates, delinquency rates, recapture rates, mortgage servicing amount or excess mortgage servicing amount of the underlying residential mortgage loans, as applicable, and discount rates that market participants would use in determining the fair values of MSRs on similar pools of residential mortgage loans. In addition, for MSRs, significant inputs included the market-level estimated cost of servicing.

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

The following tables summarize certain information regarding the ranges and weighted averages of inputs used:

June 30, 2026
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.3% – 14.9% (6.7%)	0.0% – 12.9% (4.1%)	0.0% – 63.8% (39.4%)	7 – 31 (21)	11 – 22 (19)

MSRs, MSR Financing Receivables and MSR Financing Liability:
GSE	2.7% – 97.6% (7.0%)	0.0% – 100.0% (1.8%)	7.0% – 14.5% (10.4%)	1 – 157 (29)	0 – 40 (23)
Non-Agency	1.7% – 99.9% (8.1%)	3.0% – 100.0% (19.3%)	0.0% – 3.9% (1.9%)	1 – 180 (41)	0 – 52 (21)
Ginnie Mae	1.4% – 88.4% (9.0%)	38.0% – 100.0% (9.8%)	10.5% – 29.6% (26.6%)	19 – 144 (48)	0 – 40 (26)
Total / Weighted Average—MSRs, MSR Financing Receivables and MSR Financing Liability	1.4% – 99.9% (7.8%)	0.0% – 100.0% (6.0%)	0.0% – 29.6% (15.0%)	1 – 180 (36)	0 – 52 (24)

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
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of June 30, 2026 and December 31, 2025, weighted average costs of subservicing of $7.22 (range of $7.08 – $7.66) and $7.22 (range of $7.11 – $7.83), respectively, per loan per month was used to value the GSE MSRs. Weighted average costs of subservicing of $10.77 (range of $9.33 – $10.96) and $11.23 (range of $9.08 – $13.36), respectively, per loan per month was used to value the non-Agency MSRs, including MSR financing receivables. Weighted average cost of subservicing of $9.86 and $9.88, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

With respect to valuing the PHH-serviced MSRs and MSR financing receivables, which include a significant servicer advances receivable component, the cost of financing servicer advances receivable is assumed to be SOFR plus 185 bps as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, weighted average discount rates of 8.3% (range of 8.1% – 8.7%) and 8.5% (range of 8.1% – 9.0%), respectively, were used to value Rithm Capital’s Excess MSRs. As of June 30, 2026 and December 31, 2025, weighted average discount rates of 8.0% (range of 7.6% – 9.6%) and 8.4% (range of 8.0% - 10.3%), respectively, were used to value Rithm Capital’s MSRs and MSR financing receivables.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in GSE MSRs, owned as of June 30, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at June 30, 2026	$6,483,683
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$7,001,132	$6,732,858	$6,251,817	$6,035,666
Change in Estimated Fair Value:
Amount	$517,449	$249,175	$(231,866)	$(448,017)
Percentage	8.0%	3.8%	(3.6)%	(6.9)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,869,476	$6,668,560	$6,313,013	$6,154,952
Change in Estimated Fair Value:
Amount	$385,793	$184,877	$(170,670)	$(328,731)
Percentage	6.0%	2.9%	(2.6)%	(5.1)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,506,440	$6,495,231	$6,471,814	$6,459,640
Change in Estimated Fair Value:
Amount	$22,757	$11,548	$(11,869)	$(24,043)
Percentage	0.4%	0.2%	(0.2)%	(0.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$6,439,663	$6,461,673	$6,505,693	$6,527,704
Change in Estimated Fair Value:
Amount	$(44,020)	$(22,010)	$22,010	$44,021
Percentage	(0.7)%	(0.3)%	0.3%	0.7%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in non-Agency MSRs, including MSR financing receivables, owned as of June 30, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at June 30, 2026	$981,266
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,079,309	$1,028,146	$938,199	$898,537
Change in Estimated Fair Value:
Amount	$98,043	$46,880	$(43,067)	$(82,729)
Percentage	10.0%	4.8%	(4.4)%	(8.4)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,038,141	$1,008,793	$955,386	$930,999
Change in Estimated Fair Value:
Amount	$56,875	$27,527	$(25,880)	$(50,267)
Percentage	5.8%	2.8%	(2.6)%	(5.1)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$985,224	$983,386	$978,933	$976,439
Change in Estimated Fair Value:
Amount	$3,958	$2,120	$(2,333)	$(4,827)
Percentage	0.4%	0.2%	(0.2)%	(0.5)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$980,212	$980,739	$981,793	$982,320
Change in Estimated Fair Value:
Amount	$(1,054)	$(527)	$527	$1,054
Percentage	(0.1)%	(0.1)%	0.1%	0.1%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in Ginnie Mae MSRs, owned as of June 30, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at June 30, 2026	$3,626,534
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,912,867	$3,764,383	$3,498,304	$3,378,793
Change in Estimated Fair Value:
Amount	$286,333	$137,849	$(128,230)	$(247,741)
Percentage	7.9%	3.8%	(3.5)%	(6.8)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,802,089	$3,709,558	$3,551,359	$3,482,754
Change in Estimated Fair Value:
Amount	$175,555	$83,024	$(75,175)	$(143,780)
Percentage	4.8%	2.3%	(2.1)%	(4.0)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,678,346	$3,652,356	$3,600,957	$3,575,606
Change in Estimated Fair Value:
Amount	$51,812	$25,822	$(25,577)	$(50,928)
Percentage	1.4%	0.7%	(0.7)%	(1.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,553,940	$3,590,237	$3,662,831	$3,699,128
Change in Estimated Fair Value:
Amount	$(72,594)	$(36,297)	$36,297	$72,594
Percentage	(2.0)%	(1.0)%	1.0%	2.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
June 30, 2026	2.1%	4.9%	17.4%	19.9 bps	6.5%	20.2
December 31, 2025	2.0%	4.5%	17.9%	19.9 bps	6.5%	20.5
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 3.7 bps and 4.6 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of June 30, 2026 and December 31, 2025, respectively.
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

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
June 30, 2026
Government-backed securities(C)	$4,950,720	$4,839,269	$4,887,937	$—	$4,887,937	2
CLOs(D)	410,780	405,558	293,431	135,645	429,076	2 & 3
Non-Agency and other securities(D)	8,272,017	759,996	788,520	23,174	811,694	3
Insurance company investments - securities(E)	591,355	189,567	186,753	—	186,753	2 & 3
Total	$14,224,872	$6,194,390	$6,156,641	$158,819	$6,315,460
December 31, 2025
Government-backed securities(C)	$5,230,355	$5,119,755	$5,230,139	$—	$5,230,139	2
CLOs(D)	364,189	355,912	249,452	112,828	362,280	2 & 3
Non-Agency and other securities(D)	8,507,851	701,105	732,597	27,036	759,633	3
Insurance company investments - securities(E)	143,399	129,616	129,662	—	129,662	2 & 3
Total	$14,245,794	$6,306,388	$6,341,850	$139,864	$6,481,714
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

For 92.2% and 78.0% of non-Agency securities as of June 30, 2026 and December 31, 2025, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
June 30, 2026	$748,194	4.6% – 18.0% (6.5%)	0.0% – 25.0% (11.5%)	0.0% – 5.3% (0.3%)	0.0% – 55.0% (11.0%)
December 31, 2025	$592,302	4.2% – 18.0% (6.6%)	0.0% – 25.0% (9.2%)	0.0% – 5.3% (0.3%)	0.0% – 55.0% (11.0%)
(a)Represents the annualized rate of the prepayments as a percentage of the total principal balance of the pool.
(b)The conditional default rate (“CDR”) represents the annualized rate of the involuntary prepayments (defaults) as a percentage of the total principal balance of the pool.
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

Residential Mortgage Loans Valuation

Rithm Capital, through Newrez, originates residential mortgage loans that it intends to sell into the Agencies mortgage-backed securitizations. Residential mortgage loans HFS, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as agency eligibility, product type, interest rate and credit quality. Newrez also originates non-qualified residential mortgage (“Non-QM”) loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau that it intends to sell to private investors. Residential mortgage loans HFS, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Rithm Capital classifies these valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans HFS for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon (i) internal pricing models to forecast loan level cash flows using inputs, such as default rates, prepayments speeds and discount rates, or (ii) consensus pricing (broker quotes) or historical sale transactions for similar loans.

Residential mortgage loans HFS, at fair value, also include non-conforming seasoned mortgage loans acquired and identified for securitization, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Residential mortgage loans HFI, at fair value, include non-conforming seasoned mortgage loans acquired and not identified for sale or securitization, which are valued using internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). As the internal pricing models are based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

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

The following tables summarize certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFS, at fair value classified as Level 3 as of June 30, 2026:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$17,153	6.7% – 9.1% (7.9%)	4.1% – 6.7% (5.6%)	0.8% – 4.5% (2.3%)	36.5% – 63.1% (44.8%)

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	CDR	Current Value of Underlying Properties
Acquired loans	$7,142	9.1% – 9.3% (9.2%)	(0.3)% – 4.3% (1.2%)	4.5% – 5.0% (4.7%)	270.8% – 296.2% (278.7%)

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
June 30, 2026	$294,416	6.7% – 9.3% (8.0%)	4.8% – 6.7% (5.6%)	0.8% – 5.0% (1.8%)	36.5% – 46.5% (41.6%)
December 31, 2025	$324,688	6.1% – 10.5% (7.5%)	5.0% – 7.0% (6.9%)	0.9% – 4.8% (1.8%)	28.6% – 46.1% (39.2%)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. Elevated (deflated) default rates or reduced (increased) recovery rates (particularly for unsecured portfolios) would depress (increase) fair value. Default rate changes are often inversely correlated with recovery rate adjustments. The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans, at fair value classified as Level 3 as of June 30, 2026:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$147,302	9.2% – 10.2% (9.4%)	12.6% – 40.2% (14.0%)	1.0% – 9.1% (5.8%)	72.4% - 100.0% (91.6%)
Marcus	97,169	7.4% - 17.6% (8.7%)	0.0% - 22.0% (9.1%)	3.0% - 62.0% (37.5%)	87.5%
Upgrade	462,640	1.5% - 15.0% (7.3%)	2.7% - 33.4% (19.7%)	0.9% - 7.2% (3.7%)	90.0%
Consumer Loans, at Fair Value	$707,111
(A)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of realized loss relative to the outstanding loan balance in default.

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans, at fair value classified as Level 3 as of December 31, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$167,807	9.2% – 10.2% (9.4%)	12.1% – 39.5% (13.5%)	3.2% – 25.9% (5.5%)	80.8% – 100.0% (92.7%)
Marcus	166,473	7.5% – 17.6% (8.5%)	0.0% – 22.0% (11.2%)	3.0% – 62.0% (31.7%)	87.5%
Upgrade	450,119	6.8% – 16.9% (7.8%)	2.7% – 34.0% (17.9%)	0.9% – 7.5% (3.4%)	90.0%
Consumer Loans, at Fair Value	$784,399
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Transition Loans and RTL Financing Liability Valuation

Rithm Capital classifies certain RTLs and related financing liability as Level 3 in the fair value hierarchy. Performing RTLs are valued using an income approach through internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Non-performing RTLs, with UPB of $96.7 million and fair value of $87.1 million as of June 30, 2026 and UPB of $100.9 million and fair value of $89.6 million as of December 31, 2025, were valued using estimated liquidation cash flows, derived based on the estimated value of the collateral and adjusted for estimated recoveries, costs and time to liquidate the assets.

Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs and related financing liability, at fair value classified as Level 3 as of June 30, 2026:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$3,745,172	7.6% – 7.7% (7.7%)	0.0% – 50.0% (47.9%)	0.0% – 1.8% (0.5%)	25.0%
RTL investments of consolidated entities - funds	385,590	7.8%	45.0%	0.5%	25.0%
RTL financing liability(A)	19,240	7.6%	50.0%	0.5%	25.0%
(A)Excludes $56.6 million of financing liability related to a strategic partnership for which the Company elected FVO. As of June 30, 2026, the amortized cost approximated fair value.

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

Insurance Company Investments - Private Credit and Commercial Mortgage Loans Valuation

Private investments and commercial mortgage loans held for less than six months are generally measured at fair value using the transaction price, net of transaction costs, plus any accrued interest and upfront fees (including original issue discount) and warrant carve-out accretion, which the Company believes represents fair value at initial recognition. Such investments and loans are not subject to third-party valuation review unless a significant event or change in circumstances occurs that would indicate the transaction price is no longer representative of fair value. As of June 30, 2026 and December 31, 2025, the Company held fair value of $132.7 million and $218.6 million of such instruments, respectively.

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

The following table summarizes certain information regarding the range and weighted average of the discount rates (weighted by fair value) used in valuing private credit, at fair value and commercial mortgage loans, HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate
June 30, 2026	$793,687	8.3% – 21.1% (10.9%)
December 31, 2025	$551,342	8.2% – 45.1% (11.3%)

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

Other commitments relate to (i) derivative arrangements with an affiliate and a third party, which could require the Company or a subsidiary to make payments under certain circumstances dependent upon amounts realized from an investment or net asset value, subject to defined caps and certain other conditions and (ii) a consolidated joint venture with a third party to invest in an affiliated fund that is subject to a redemption right after a certain period and is separately accounted for as a derivative. These are classified as Level 3 in the fair value hierarchy, valued (i) at the excess of cost basis over the intrinsic value of the underlying investment or adverse change in net asset value subject to defined caps and (ii) using a simulated Monte Carlo model by independent pricing services, respectively. In addition, Rithm Capital enters into IRLCs, which are valued using internal pricing models (i) incorporating market pricing for instruments with similar characteristics, (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusting for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
June 30, 2026	$33,757	3.4% – 100.0% (82.7%)	1.0 – 372.9 (209.5)
December 31, 2025	$21,449	4.2% – 100.0% (84.6%)	4.1 – 403.9 (247.4)

Asset-Backed Securities Issued

As of June 30, 2026 and December 31, 2025, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined in Note 19) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust in the SCFT 2020-A securitization. Rithm Capital elected the FVO for the securities and valued them consistently with non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
June 30, 2026	$126,140	6.3%	14.0%	5.8%	91.6%
December 31, 2025	$143,442	5.5%	13.5%	5.5%	92.7%

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

The following table summarizes certain information regarding the fair value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing liability and loans receivable:

	Fair Value	Discount Rate
June 30, 2026
Notes receivable	$481,123	8.4% - 14.1% (9.4%)
Notes receivable financing liability	387,817	5.6%
Loans receivable	11,742	12.0%
December 31, 2025
Notes receivable	$460,631	7.8% - 13.6% (8.8%)
Notes receivable financing liability	382,512	5.1%
Loans receivable	11,396	12.0%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Equity Investments at Fair Value

The Company holds a 70% interest in a limited liability company (the “Credit Risk Transfer LLC”), structured as a credit risk transfer transaction, which directly or indirectly holds and finances exposures to residential mortgage loans through warehouse facilities and repurchase agreements. This equity investment is measured at fair value under the FVO election. The investment is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of June 30, 2026 and December 31, 2025, the fair value of the investment was $194.1 million and $194.3 million, respectively. As the discount rates of 10.7% and 10.4% used to estimate the fair value of the investment as of June 30, 2026 and December 31, 2025, respectively, were significant unobservable inputs, this investment was classified as Level 3 in the fair value hierarchy.

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

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	June 30, 2026			December 31, 2025
Fund Type	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$205,807	Monthly	2 business days	$104,177	Monthly	2 business days

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	June 30, 2026			December 31, 2025
Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$155,786	Monthly – Annually	30 days – 90 days	$162,055	Monthly - Annually	30 days - 90 days
Closed-ended	177,014	None(B)	N/A	162,805	None(B)	N/A
Total	$332,800			$324,860
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

As of June 30, 2026 and December 31, 2025, the structured alternative investment solution had unfunded commitments of $21.8 million and $28.1 million, respectively, related to the closed-ended funds presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of June 30, 2026 and December 31, 2025, notes payable of the structured alternative investment solution with a fair value of $192.2 million and $203.7 million, respectively, were valued using independent pricing services and are classified as Level 3. The Company measures the financial liabilities of its consolidated structured alternative investment solution based on the fair value of the financial assets of the consolidated entity under the CFE election, as the Company believes the fair value of the financial assets is more observable. The notes payable of consolidated CLOs had a fair value of $408.6 million and $751.6 million as of June 30, 2026 and December 31, 2025, respectively, and were valued using independent pricing services. As of June 30, 2026 and December 31, 2025, the Company measured the financial liabilities of its consolidated CLOs based on the fair value of the financial assets of its consolidated CLOs under the CFE election, as the Company believes the fair value of the financial assets were more observable and were classified as Level 2. The Company performs analytical procedures and compares independent pricing service valuations to other vendors’ pricing as applicable. The Company also performs due diligence reviews on independent pricing services on an annual basis and performs other due diligence procedures as may be deemed necessary. Notes payable of such consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gain (loss) from changes in fair value and related interest is included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations. Refer to Note 19 for further details.

Consolidated CFE - Loan Securitizations

Rithm Capital has securitized certain residential mortgage loans, RTLs and consumer loans which are held as part of consolidated CFEs. A CFE is a VIE that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity, and the beneficial interests have contractual recourse only to the related assets of the CFE. GAAP allows entities to elect to measure both the financial assets and financial liabilities of the CFE using the more observable of the fair value of the financial assets and the fair value of the financial liabilities of the CFE. Rithm Capital has elected the FVO for initial and subsequent recognition of the debt issued by its consolidated securitization trusts and has determined that the consolidated securitization trusts meet the definition of a CFE. See Note 19 for further details regarding VIEs and securitization trusts. Rithm Capital determined the inputs to the fair value measurement of the financial liabilities of its consolidated CFEs to be more observable than those of the financial assets and, as a result, has used the fair value of the financial liabilities of the consolidated CFE to measure the fair value of the financial assets of the consolidated CFE. The fair value of the debt issued by the consolidated CFE is typically valued using external pricing data, which includes third-party valuations.

The securitized residential mortgage loans, RTLs and consumer loans, which are assets of the consolidated CFEs, are included in investments, at fair value and other assets, on the Company’s consolidated balance sheets. The notes issued by the consolidated CFEs are included in notes payable, at fair value and other liabilities on the Company’s consolidated balance sheets. Unrealized gains (losses) from changes in fair value of the notes issued and assets of the consolidated CFEs and related interest are included in realized and unrealized gains (losses), net in the Company’s consolidated statements of operations.

The securitized residential mortgage loans and the notes issued by the Company’s CFEs are classified as Level 2:

Residential Mortgage Loan Securitizations	Investments at Fair Value	Notes Payable at Fair Value
June 30, 2026	$4,460,920	$3,902,216
December 31, 2025	$3,265,142	$2,820,922

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital classifies securitized RTLs and consumer loans as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-Agency securities described above. The following table summarizes the inputs (weighted by fair value) used in valuing the notes payable:

	Investments at Fair Value	Notes Payable at Fair Value	Spread(A)	Prepayment Rate(B)	CDR	Loss Severity(C)
June 30, 2026
RTL securitizations	$853,225	$764,895	1.5% – 10.2% (2.2%)	8.0%	0.8% – 2.0% (1.4%)	10.0%
Consumer loan securitization	304,569	289,136	5.1% – 8.6% (5.3%)	25.0%	0.0%	100.0%
December 31, 2025
RTL securitizations	$927,089	$867,141	1.5% – 11.5% (2.3%)	8.0%	0.8% – 2.0% (1.4%)	10.0%
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

As of June 30, 2026 and December 31, 2025, assets measured at fair value on a non-recurring basis were $58.8 million and $67.8 million, respectively, which primarily related to residential mortgage loans, HFS. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs (weighted by fair value) used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR	Loss Severity(B)
June 30, 2026
Performing loans	$40,970	6.7% – 9.1% (6.7%)	3.2 – 3.7 (3.2)	4.1% – 6.7% (6.7%)	0.8% – 4.5% (2.4%)	36.5% – 63.1% (36.8%)
Non-performing loans	11,278	9.1% – 9.3% (9.2%)	2.6 – 3.4 (2.9)	4.1% – 5.0% (4.6%)	4.5% – 5.0% (4.8%)	37.0% – 63.1% (47.8%)
Total	$52,248
December 31, 2025
Performing loans	$45,861	6.1% – 8.3% (6.1%)	4.2 – 7.5 (4.3)	4.3% – 7.0% (6.9%)	0.9% – 2.3% (2.3%)	19.0% – 46.1% (33.0%)
Non-performing loans	10,930	10.5% – 12.9% (11.4%)	3.0 – 3.9 (3.6)	3.6% – 5.0% (4.5%)	4.8% – 6.6% (5.5%)	28.6% – 72.1% (45.4%)
Total	$56,791
(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of realized loss relative to the outstanding loan balance in default.

The total change in the recorded value of residential mortgage loans for which a fair value adjustment has been included in the consolidated statements of operations consists of a valuation allowance of $0.3 million and a reversal of valuation allowance of $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and a valuation allowance of $0.3 million and a reversal of valuation allowance of $0.8 million for the six months ended June 30, 2026 and 2025, respectively.

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

Advance Purchaser

Rithm Capital, through a taxable wholly owned subsidiary, is the managing member of Advance Purchaser and owns approximately 89.3% of Advance Purchaser as of June 30, 2026. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Newrez Joint Ventures

A wholly owned subsidiary of Newrez, Newrez Ventures LLC (“Newrez Ventures”), is a mortgage originator specializing in retail originations. Newrez Ventures operates its business through a series of joint ventures (“Newrez Joint Ventures”) and is deemed to be the primary beneficiary of such Newrez Joint Ventures as a result of its ability to direct activities that most significantly impact the economic performance of the Newrez Joint Venture entities and its ownership of a significant equity investment.

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

In the first quarter of 2025 and subsequently in the second quarter of 2026, the Company entered into a joint venture with third parties to invest in an affiliated fund. The Company is the primary beneficiary of the joint venture, classified as a VIE, as it has power over the VIE’s most significant activities and has an obligation to absorb losses and receive benefits from the VIE that could potentially be significant. Under certain circumstances, the Company’s interest in the joint venture could be subordinated up to a certain amount if the specified minimum return is not achieved upon the third party’s interest redemption.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital has investments in various CRE entities, including joint ventures that own CRE properties and real estate-related funds, which are classified as VIEs. The Company holds substantially all of the economic interests in these VIEs and, as the primary beneficiary, has a controlling financial interest and therefore consolidates these VIEs. Additionally, in connection with the Elecor Acquisition, the Company formed Rithm PGRE Aggregator LP and Rithm PGRE Aggregator II LP (collectively, the “Aggregators”), to indirectly hold interests in a portfolio of CRE assets. The Aggregators are VIEs for which the Company is the primary beneficiary, as it holds substantially all of the economic interests and has the power to direct the activities that most significantly impact their economic performance. As a result, the Company consolidates the Aggregators. The Aggregators’ total assets and total liabilities were $5.8 billion and $4.3 billion, respectively, as of June 30, 2026, and $5.8 billion and $4.2 billion, respectively, as of December 31, 2025. The table below presents, within the CRE column, the carrying value and classification of the assets and liabilities of consolidated joint ventures, classified as VIEs, that own CRE properties and are included in the Aggregators’ total assets and liabilities on the consolidated balance sheets.

In the first quarter of 2025, the Company entered into a joint venture with Rithm Property Trust, a related party, to acquire a certain note receivable. While power is shared between the Company and Rithm Property Trust, the Company is the primary beneficiary and consolidates the VIE, as it is most closely associated with the VIE under the related-party tiebreaker guidance.

SPAC

In the first quarter of 2025, the SPAC sponsored by the Company completed its IPO raising gross proceeds of $230.0 million (including the full exercise of the underwriter’s overallotment option) related to 23,000,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant, totaling 23,000,000 Class A ordinary shares and 7,666,667 of one redeemable warrant classified as equity. The Company consolidates the SPAC, which is classified as a VIE. Additionally, the Company, through its consolidated subsidiary Rithm Acquisition Corp Sponsor LLC (the “Sponsor”), owns the majority of the SPAC’s outstanding Class B ordinary shares and has power to direct the activities of the VIE that most significantly impact its economic performance making it the primary beneficiary of the VIE. Pursuant to the terms of the SPAC’s governing documents, the SPAC is required to complete an initial business combination within 24 months of the IPO (or 27 months from the IPO if the SPAC has an executed a letter of intent, agreement in principle or definitive agreement for its initial business combination within 24 months from the IPO), which is February 27, 2027; however, the SPAC may seek shareholder approval to extend the date by which it must complete an initial business combination. If the SPAC is unable to complete a business combination by such date, it will be required to cease operations and redeem 100% of the outstanding Class A ordinary shares at a per-share price equal to the aggregate amount held in the trust account, including interest earned, divided by the number of then outstanding Class A ordinary shares. As of June 30, 2026, the trust account held approximately $242.9 million of cash, restricted solely for use in completing a business combination or redeeming the Class A ordinary shares and is not available for general corporate purposes.

Consolidated Entities

The assets of the consolidated loan securitizations and of the consolidated funds may only be used to settle obligations of these entities and are not available to creditors of the Company. The investors in these consolidated loan securitizations and consolidated funds have no recourse against the assets of the Company, and there is no recourse to the Company for the consolidated entities’ liabilities.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of June 30, 2026, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only RTLs (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $838.8 million and an aggregate principal limit of approximately $1.0 billion. Refer to Note 18 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

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

During the first quarter of 2026, the Company sold the majority of its “interest only” securities held in one Non-QM loan securitization trust, and it now holds such securities for risk retention purposes only. The Company is no longer the primary beneficiary as it does not hold a significant interest in this trust. As a result of deconsolidation, the Company derecognized $501.7 million of assets and $451.8 million of liabilities of consolidated CFEs and recognized a loss of $0.6 million presented in realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to recognize $23.0 million of notes held at fair value as of June 30, 2026.

During the three and six months ended June 30, 2026, the Company consolidated VIEs with an aggregate UPB of approximately $1.4 billion and $1.9 billion, respectively, as it is the primary beneficiary of such VIEs. As of June 30, 2026, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $3.9 billion. Rithm Capital’s retained interest in the consolidated CFEs was $0.6 billion. Refer to Note 18 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

Loan Securitizations - Consumer Loans

During the second quarter of 2026, Rithm Capital sponsored a securitization trust, classified as a VIE, that issued approximately $293.5 million of asset-backed notes secured by home improvement loan draws serviced by Upgrade. Rithm Capital, through a wholly owned subsidiary, retained the residual interest issued by the securitization trust and discretion over the significant activities of the trust. As a result, Rithm Capital is the primary beneficiary and consolidates the trust. As of June 30, 2026, the trust's assets had an aggregate unpaid principal balance of approximately $302.4 million.

As of June 30, 2026, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $289.1 million. Rithm Capital’s retained interest in the consolidated CFEs was $15.4 million. Refer to Note 18 regarding fair value measurements of consolidated loan securitizations, classified as CFEs.

Funds

In the ordinary course of business, the Company sponsors the formation of consolidated funds that are considered VIEs. The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly through a consolidated entity.

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consist of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of June 30, 2026, the consolidated notes payable due to third parties had a fair value of $192.2 million.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Sculptor’s structured alternative investment solution entered into a credit facility maturing March 18, 2027. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of June 30, 2026, the facility has a capacity of $43.5 million, on which the consolidated funds have not drawn.

The Company previously consolidated two CLO funds managed by Sculptor. During the second quarter of 2026, as a result of a repricing and change in interest ownership in one of the CLOs, the Company is no longer the primary beneficiary. As a result, the Company deconsolidated the CLO and derecognized $421.6 million of assets and $405.5 million of liabilities of the consolidated CFE and recognized a $4.3 million gain within realized and unrealized gains (losses), net, on the consolidated statements of operations. As of June 30, 2026, the Company continues to recognize $76.3 million of notes held at fair value issued by such CLO.

As of June 30, 2026, the Company continues to consolidate one CLO fund with a fair value of third-party notes payable of $408.6 million. The Company's CLO investments are generally subordinated to other interests in the entities; investors have no recourse against the Company for CLO losses; and the Company's maximum exposure to loss is limited to its retained interest.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The tables below present the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	CRE, Asset Management and Other	SPAC	Consolidated Entities(A)				Total
							Loan Securitizations			Consolidated Funds
June 30, 2026							RTLs	Residential Mortgage Loans	Consumer Loans
Assets:
Servicer advance investments, at fair value	$284,401	$—	$—	$—	$—	$—	$—	$—	$—	$—	$284,401
Residential mortgage loans, HFS, at fair value	—	—	545,183	—	—	—	—	—	—	—	545,183
Consumer loans	—	—	—	147,302	—	—	—	—	—	—	147,302
Real estate, net	—	—	—	—	3,046,489	—	—	—	—	—	3,046,489
Assets of consolidated entities - investments	—	—	—	—	—	—	853,225	4,460,920	304,569	1,173,037	6,791,751
Cash and cash equivalents	3,001	22,619	—	252	90,128	9	—	—	—	—	116,009
Restricted cash	4,456	—	7,070	9,902	161,734	242,893	15,379	14,050	21,862	32,587	509,933
Other assets	4	393	—	326	635,716	175	10,232	—	—	26,808	673,654
Total Assets	$291,862	$23,012	$552,253	$157,782	$3,934,067	$243,077	$878,836	$4,474,970	$326,431	$1,232,432	$12,114,722
Liabilities:
Secured financing agreements	$—	$—	$479,765	$—	$—	$—	$—	$—	$—	$—	$479,765
Secured notes and bonds payable	205,866	—	—	126,140	2,325,089	—	—	—	—	—	2,657,095
Notes payable and secured financing of consolidated entities	—	—	—	—	—	—	764,895	3,902,216	289,136	930,179	5,886,426
Accrued expenses and other liabilities	1,477	3,254	—	1,267	115,867	8,073	840	14,384	21,862	107,221	274,245
Total Liabilities	$207,343	$3,254	$479,765	$127,407	$2,440,956	$8,073	$765,735	$3,916,600	$310,998	$1,037,400	$9,297,531
(A)Reflect assets of consolidated entities - investments, at fair value and other assets and liabilities of consolidated entities - notes payable, at fair value and other liabilities on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	CRE, Asset Management and Other	SPAC	Consolidated Entities(A)				Total
							Loan Securitizations
December 31, 2025							RTLs	Residential Mortgage Loans	Consumer Loans	Consolidated Funds
Assets:
Servicer advance investments, at fair value	$294,323	$—	$—	$—	$—	$—	$—	$—	$—	$—	$294,323
Residential mortgage loans, HFS, at fair value	—	—	437,060	—	—	—	—	—	—	—	437,060
Consumer loans	—	—	—	167,807	—	—	—	—	—	—	167,807
Real estate, net	—	—	—	—	3,043,729	—	—	—	—	—	3,043,729
Assets of consolidated entities - investments	—	—	—	—	—	—	927,089	3,265,142	—	1,397,209	5,589,440
Cash and cash equivalents	13,164	21,754	—	254	91,926	401	—	—	—	—	127,499
Restricted cash	5,019	—	5,953	10,000	181,383	238,435	12,875	18,084	—	101,516	573,265
Other assets	4	445	—	310	404,314	262	40,796	—	—	26,638	472,769
Total Assets	$312,510	$22,199	$443,013	$178,371	$3,721,352	$239,098	$980,760	$3,283,226	$—	$1,525,363	$10,705,892
Liabilities:
Secured financing agreements	$—	$—	$360,140	$—	$—	$—	$—	$—	$—	$—	$360,140
Secured notes and bonds payable	229,069	—	—	143,442	2,305,842	—	—	—	—	—	2,678,353
Notes payable and secured financing of consolidated entities	—	—	—	—	—	—	867,141	2,820,922	—	1,209,739	4,897,802
Accrued expenses and other liabilities	1,532	2,334	—	1,344	130,085	8,152	1,076	18,418	—	107,255	270,196
Total Liabilities	$230,601	$2,334	$360,140	$144,786	$2,435,927	$8,152	$868,217	$2,839,340	$—	$1,316,994	$8,206,491
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

	June 30, 2026	December 31, 2025
Residential mortgage loan UPB and other collateral	$10,511,787	$9,326,370
Weighted average delinquency(A)	3.8%	4.2%
Net credit losses	$174,881	$173,618
Face amount of debt held by third parties	$9,798,798	$8,664,576

Carrying value of notes retained by Rithm Capital(B)(C)	$762,955	$595,892
Cash flows received by Rithm Capital on these notes	$66,384	$104,403
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

	June 30, 2026	December 31, 2025
Unearned income and fees	$10,462	$9,056
Income and fees receivable	44,206	123,959
Investments in non-consolidated VIEs	983,398	990,130
Unfunded commitments(A)	280,295	215,215
Other commitments	25,521	25,521
Maximum Exposure to Loss	$1,343,882	$1,363,881
(A)Unfunded commitments include commitments from certain current and former employees and managing directors of $129.1 million and $131.2 million as of June 30, 2026 and December 31, 2025, respectively.

20. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other Residential-Related Revenue

The following table summarizes the components of other residential-related revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Property and maintenance	$47,514	$49,486	$95,809	$96,957
Other	7,046	7,135	13,431	12,768
Other Residential-Related Revenue	$54,560	$56,621	$109,240	$109,725

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

General, Administrative and Operating

The following table summarizes the components of general, administrative and operating expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Legal and professional	$29,209	$24,394	$67,107	$49,032
Loan origination	18,553	17,161	38,439	31,838
Occupancy	17,201	16,348	34,368	30,802
Subservicing	7,234	12,342	19,086	29,098
Loan servicing	37,175	40,737	74,944	82,255
Property and maintenance	101,998	28,921	208,353	56,557
Information technology	35,422	31,239	70,041	62,547
Other	60,557	44,639	111,612	86,630
General, Administrative and Operating Expenses	$307,349	$215,781	$623,950	$428,759
Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Real estate and other securities	$3,808	$4,532	$(23,396)	$12,986
Residential mortgage loans and REO	(3,869)	8,281	(7,574)	10,825
Derivative and hedging instruments	8,419	(8,226)	11,295	(18,041)
Notes and bonds payable	(231)	(4,135)	(12,501)	713
Consolidated entities(A)	25,372	26,614	44,436	43,056
Insurance company investments	(2,089)	—	(817)	—
Other(B)	24,895	(4,325)	29,708	(27,941)
Realized and unrealized gains, net	56,305	22,741	41,151	21,598
Other income, net	23,787	15,923	46,189	22,665
Other Income, Net	$80,092	$38,664	$87,340	$44,263
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, RTLs and other.

21. ASSET MANAGEMENT REVENUE

The following table presents the composition of asset management revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$90,485	$66,177	$181,414	$125,163
Incentive fees	51,743	28,831	67,401	57,517
Total Asset Management Revenue	$142,228	$95,008	$248,815	$182,680

The following table presents the composition of the Company’s income and fees receivable:

	June 30, 2026	December 31, 2025
Management fees receivable	$40,731	$47,542
Incentive income receivable	48,843	290,170
Income and Fees Receivable	$89,574	$337,712

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

The following table presents the Company’s unearned income and fees:

	June 30, 2026	December 31, 2025
Unearned management fees	$2,792	$310
Unearned incentive income	9,675	9,036
Total Unearned Income and Fees	$12,467	$9,346

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

Others’ interests in the equity of consolidated subsidiaries is computed as follows:

	June 30, 2026			December 31, 2025
	Total Consolidated Equity	Others’ Ownership Interest	Non-controlling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others’ Ownership Interest	Non-controlling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$84,519	10.7%	$9,037	$81,909	10.7%	$8,759
Newrez Joint Ventures	19,758	49.5%	9,780	19,865	49.5%	9,833
Excess MSRs	114,346	20.0%	22,869	119,931	20.0%	23,986
Other investments	130,460	20.8%	27,114	114,175	22.3%	25,492
Asset management	1,394,207	n/m(A)(B)	74,834	1,258,317	n/m(A)(B)	51,802
Commercial real estate	1,609,695	n/m(A)(C)(D)	390,918	1,617,004	n/m(A)(C)(D)	390,048
			$534,552			$509,920
(A)Percentages in the table above deemed “n/m” are not meaningful.
(B)Non-controlling interests related to asset management investments represent the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by employees in real estate and energy funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the consolidated statements of operations and therefore excluded in the calculation of non-controlling interests.
(C)Included in commercial real estate is Rithm Property Trust’s 3.9% minority interest in the Aggregators, which it acquired on December 19, 2025. As of June 30, 2026 and December 31, 2025, the Aggregators total consolidated equity was $1.5 billion and $1.6 billion, respectively.
(D)Non-controlling interests related to CRE investments represent the ownership interests in CRE by entities or persons other than the Company.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Others’ interests in the net income of consolidated subsidiaries is computed as follows:

	Three Months Ended June 30,
	2026			2025
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$4,934	10.7%	$527	$1,446	10.7%	$154
Newrez Joint Ventures	2,283	49.5%	1,130	1,982	49.5%	981
Excess MSRs	3,366	20.0%	674	3,441	20.0%	688
Other investments	3,176	20.8%	730	2,550	24.6%	691
Asset management	14,028	n/m(B)	6,483	(2,783)	n/m(B)	655
Commercial real estate	(34,838)	n/m(A)(C)(D)	(1,512)	—	—%	—
			$8,032			$3,169

	Six Months Ended June 30,
	2026			2025
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$6,560	10.7%	$701	$1,110	10.7%	$118
Newrez Joint Ventures	3,319	49.5%	1,643	2,697	49.5%	1,335
Excess MSRs	6,133	20.0%	1,227	4,764	20.0%	952
Other investments	6,102	20.8%	1,430	4,280	24.6%	1,191
Asset management	(14,701)	n/m(A)(B)	7,438	(64,900)	n/m(A)(B)	659
Commercial real estate	(69,413)	n/m(A)(C)(D)	(4,553)	—	—%	—
			$7,886			$4,255
(A)Percentages in the tables above deemed “n/m” are not meaningful.
(B)Non-controlling interests related to asset management investments represent the ownership interests in certain funds held by entities or persons other than the Company. These interests substantially relate to interests held by employees in real estate and energy funds managed by the Company adjusted for their capital activity and allocated earnings in such funds. Such employees’ portion of carried interest is expensed and recorded within compensation and benefits on the consolidated statements of operations and therefore excluded in the calculation of non-controlling interests.
(C)Included in commercial real estate is Rithm Property Trust’s 3.9% minority interest in the Aggregators, which it acquired on December 19, 2025. The Aggregators total consolidated net income for the three and six months ended June 30, 2026 was $(29.7) million and $(57.8) million, respectively.
(D)Non-controlling interests related to CRE investments represent the ownership interests in CRE by entities or persons other than the Company.

Redeemable Non-controlling Interests

In the first quarter of 2025, the Company consolidated the SPAC it sponsors. The Class A ordinary shares issued by the consolidated SPAC are redeemable for cash by the SPAC’s public shareholders at the time of a business combination or in the event the SPAC is unable to complete a business combination by a set date. Since the redemption of the Class A ordinary shares is outside the Company’s control, they are not classified as permanent equity and are recognized as redeemable non-controlling interests in consolidated subsidiaries in the consolidated balance sheets.
Additionally, in the first quarter of 2025, a certain interest held by a third-party in a consolidated entity is classified within redeemable non-controlling interests on the consolidated balance sheets due to a redemption feature.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents activity in redeemable non-controlling interests:

	SPAC	Consolidated Entity	Total
Balance at December 31, 2025	$238,435	$75,868	$314,303
Distributions	—	(4,417)	(4,417)
Contributions	—	76,884	76,884
Comprehensive income	4,458	6,078	10,536
Balance at June 30, 2026	$242,893	$154,413	$397,306

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

In March 2026, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2026 through December 31, 2026. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the six months ended June 30, 2026, the Company did not repurchase any shares of its common stock or its preferred stock.

The Company has an “at-the-market” equity offering program (the “ATM Program”) pursuant to which it may sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million from time to time. During the six months ended June 30, 2026, the Company did not issue any shares of common stock under the ATM Program.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the Company’s outstanding preferred shares:

	Number of Shares		Liquidation Preference(A)			Carrying Value(B)		Dividends Declared per Share
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	Issuance Discount	June 30, 2026	December 31, 2025	Three Months Ended June 30,		Six Months Ended June 30,
Series(C)								2026	2025	2026	2025
Series A, issued July 2019(D)(G)(I)	4,200,068	4,200,068	$105,002	$105,002	3.15%	$99,822	$99,822	$0.62	$0.66	$1.22	$1.31
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.61	0.65	1.20	1.29
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.57	0.61	1.12	1.20
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44	0.88	0.88
Series E, 8.75% issued September 2025(F)	7,600,000	7,600,000	190,000	190,000	3.15%	183,536	183,536	0.55	—	1.09	—
Series F, 8.75% issued January 2026(E)	10,000,000	—	250,000	—	3.15%	242,125	—	0.55	—	1.24	—
Total	67,564,122	57,564,122	$1,689,104	$1,439,104		$1,632,915	$1,390,790	$3.34	$2.36	$6.75	$4.68
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Under certain circumstances upon a change of control, the Series A, Series B, Series C, Series D, Series E and Series F (each as defined below) are convertible to shares of the Company’s common stock.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Fixed-rate cumulative redeemable preferred.
(G)Effective August 15, 2024, dividends on the 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series B”) accumulate at a floating rate. For the second quarter 2026 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802% and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%.
(H)Effective February 15, 2025, dividends on the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C”) accumulate at a floating rate. For the second quarter 2026 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares on March 28, 2025.

On June 22, 2026, Rithm Capital’s board of directors declared second quarter 2026 preferred dividends of $0.62 per share of Series A, $0.61 per share of Series B, $0.57 per share of Series C, $0.44 per share of the Company’s 7.000% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”), $0.55 per share of the Company’s 8.750% Series E and $0.55 per share of the Company’s Series F, or approximately $2.6 million, $6.9 million, $9.0 million, $8.1 million, $4.2 million and $5.5 million, respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 21, 2025	April 2025	$0.25	$132.5
June 18, 2025	July 2025	$0.25	$132.6
September 17, 2025	October 2025	$0.25	$138.5
December 18, 2025	January 2026	$0.25	$139.0
March 24, 2026	April 2026	$0.25	$139.6
June 22, 2026	July 2026	$0.25	$139.6

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

The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$67,913	$318,006	$177,391	$398,716
Non-controlling interests in income of consolidated subsidiaries	8,032	3,169	7,886	4,255
Redeemable non-controlling interests in income of consolidated subsidiaries	3,590	3,120	10,536	3,933
Net Income Attributable to Rithm Capital Corp.	56,291	311,717	158,969	390,528
Change in redemption value of redeemable non-controlling interests	—	—	—	15,611
Dividends on preferred stock	36,098	27,818	70,945	54,495
Net Income Attributable to Common Stockholders	$20,193	$283,899	$88,024	$320,422

Basic weighted average shares of common stock outstanding	558,346,329	530,171,540	557,537,800	527,154,950
Effect of Dilutive Securities(A)(B):
Stock options	—	100	65	125
Restricted stock	—	—	—	85,477
Time-based restricted stock unit (“RSU”) awards	4,473,520	2,961,492	3,294,676	2,910,569
Performance-based RSU awards	565,946	2,427,103	1,227,169	2,245,417
Time-based Class B Profit Units	1,210,612	587,518	1,042,514	531,853
Performance-based Class B Profit Units	3,665,923	1,199,947	3,214,773	1,082,726
Diluted Weighted Average Shares of Common Stock Outstanding	568,262,330	537,347,700	566,316,997	534,011,117

Basic Earnings per Share Attributable to Common Stockholders	$0.04	$0.54	$0.16	$0.61
Diluted Earnings per Share Attributable to Common Stockholders	$0.04	$0.53	$0.16	$0.60
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

24. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current:
Federal	$1,382	$712	$4,424	$7,267
State and local	598	172	1,486	369
Foreign	3,357	1,371	5,470	11,984
Total current income tax expense	5,337	2,255	11,380	19,620
Deferred:
Federal	3,721	(6,311)	31,026	(36,669)
State and local	8,990	(7,444)	20,417	(16,740)
Foreign	925	(98)	912	(1,739)
Total deferred income tax expense (benefit)	13,636	(13,853)	52,355	(55,148)
Total Income Tax Expense (Benefit)	$18,973	$(11,598)	$63,735	$(35,528)

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

As of June 30, 2026, Rithm Capital recorded a net deferred tax liability of $899.4 million, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in fair value of MSRs, offset partially by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets. As of June 30, 2026, CL Life recorded a deferred tax asset of $6.2 million, primarily composed of deferred tax assets related to insurance reserves, which is reported within other assets in the consolidated balance sheets.

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The valuation allowance as of June 30, 2026 was $73.8 million.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Capital Commitments — As of June 30, 2026, Rithm Capital had outstanding capital commitments related to investments in the following investment types:

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at its discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its option to repurchase loans that will result in an economic benefit. As of June 30, 2026, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $45.6 million and $4.3 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•SFR Properties — On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.2 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes began in the third quarter of 2025. As of June 30, 2026, $9.0 million of the aggregate purchase price remains outstanding.

•Residential Transition Loans — Genesis had commitments to fund up to $2.2 billion of additional advances on existing mortgage loans as of June 30, 2026. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitments.

•Commercial Investments — Rithm Capital has invested in various CRE projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of June 30, 2026, the Company has an unfunded capital commitment to fund up to $73.4 million on an existing loan to a certain CRE borrower.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

•Fund Commitments — As of June 30, 2026, the Company has unfunded capital commitments of $518.4 million, including certain funds managed by the Company, of which $28.0 million relates to commitments of consolidated funds. Approximately $129.1 million of the commitments will be funded by contributions to the Company from certain current and former employees and executive managing directors. The Company expects to fund these commitments over approximately the next 8 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to acquire an interest in an affiliated fund. As of June 30, 2026, the unfunded capital commitment to the consolidated joint venture was $25.0 million, of which $20.0 million is expected to be funded by the third-party.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At June 30, 2026, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

Other Commitments and Contingencies —

•60 Wall Street Construction Guarantee — Elecor owns a 5.0% interest in 60 Wall Street. In connection with the modification and extension of the mortgage loan at 60 Wall Street, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, Elecor has provided the lender with certain guarantees, including a completion guarantee. Elecor has agreements with its joint venture partners that indemnifies it for the partner's share of guarantees that it has provided. In accordance with U.S. GAAP, the Company recorded a liability equal to the fair value of the obligations undertaken in issuing the guarantees and record an asset equal to the fair value of the indemnification it has received. As of June 30, 2026, the Company has a $13.6 million asset and liability, which are included as a component of other assets and accrued expenses and other liabilities, on the consolidated balance sheets.

•718 Fifth Avenue - Put Right — Elecor manages 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue, in New York, New York. Elecor’s joint venture partner in 712 Fifth Avenue also owns a 50.0% tenancy-in-common interest in 718 Fifth Avenue in addition to its 50.0% interest in 712 Fifth Avenue. The joint venture partner also holds a put right, that, if exercised, would require the 712 Fifth Avenue joint venture to purchase all direct and indirect interests in 718 Fifth Avenue then held by the joint venture partner or its affiliates at the fair market value of those interests. The put right may be exercised at any time with the actual purchase occurring no earlier than 12 months after written notice is provided. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property held by the joint venture partner, Elecor will own a 25.0% interest in 718 Fifth Avenue based on the current ownership interests.

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

As of June 30, 2026, approximately $2.7 billion of the Company’s AUM represented investments by the Company, its current executive managing directors, employees and certain other related parties in Company managed funds and real estate joint ventures. As of June 30, 2026, approximately 74.9% of this AUM is not charged management fees or incentive fees.

Due from Related Parties

The Company pays certain expenses on behalf of the funds. Amounts due from related parties relate primarily to reimbursements to the Company for these expenses and amounts due from Rithm Property Trust and R-HOME, to the extent the expenses were incurred by the manager. Due from related parties is presented within other assets on the consolidated balance sheets.

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

Additionally, the Company consolidates Sculptor Loan Financing Partners, a CLO equity investment platform that manages investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe. As of June 30, 2026, the Company invested $148.0 million in the vehicle. See Note 18 and Note 19 for additional details on the Sculptor Loan Financing Partners.

During the first quarter of 2025, the Company acquired interests in certain funds managed by the Company for approximately $74.6 million. See Note 25 for additional details on this investment. Additionally, the Company has an interest in a consolidated joint venture that holds an investment in an affiliated fund. Refer to Notes 19 and 25 for additional details.

During the third quarter of 2025, the Company entered into a strategic investment partnership, managed by the Company, with a third party investor to fund the acquisition of RTLs, originated and serviced by the Company’s subsidiary, Genesis. As of June 30, 2026, the Company invested $6.3 million in the partnership it consolidates. See Note 19 for additional details.

Investments in Loan Securitizations

The Company retains beneficial interests in loan securitization trusts that it sponsors. Refer to Note 19 for additional details.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Investment in the SPAC

In a private placement concurrent with the IPO of the SPAC, the Sponsor acquired 660,000 units of the SPAC (the “Private Placement Units”) for total gross proceeds of $6.6 million. Each Private Placement Unit consists of one Class A ordinary share and one-third of one non-redeemable warrant. In addition, the Sponsor purchased and owns substantially all of the outstanding Class B ordinary shares of the SPAC. The Private Placement Units and Class B ordinary shares held by the Company are eliminated upon consolidation.

CRE Joint Ventures

In connection with the Elecor Acquisition in the fourth quarter of 2025, the Company consolidates certain real estate joint ventures that hold CRE properties, which the Company manages. These joint ventures are indirectly consolidated through the Aggregators. See Note 19 for additional information.

Transactions with Rithm Property Trust

RCM Manager, a subsidiary of Rithm Capital, entered into a management agreement, dated June 11, 2024 (as amended by that First Amendment, dated as of October 18, 2024, and that Second Amendment, dated as of February 12, 2026, the “Rithm Property Trust Management Agreement”), by and between RCM Manager and Rithm Property Trust, to serve as Rithm Property Trust’s external manager. As of June 30, 2026, Rithm Capital holds 0.8 million shares of Rithm Property Trust common stock with a fair value of $11.2 million, equal to 9.9% of the outstanding shares of Rithm Property Trust common stock. In addition, in the second quarter of 2024, Rithm Property Trust issued five-year warrants to Rithm Capital, exercisable for approximately 0.5 million shares of Rithm Property Trust’s common stock. During the first quarter of 2025, the Company acquired 400,000 shares, or 19.2%, of Rithm Property Trust’s 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock at the public offering price of $25.00 per share for a total of $10.0 million.

Pursuant to the Rithm Property Trust Management Agreement, RCM Manager implements and manages Rithm Property Trust’s business strategy, investment activities and day-to-day operations subject to oversight by Rithm Property Trust’s board of directors. Additionally, the Company’s Chief Executive Officer currently serves as Rithm Property Trust’s Chief Executive Officer and as a member of the board of directors of Rithm Property Trust. The Company’s Chief Executive Officer does not receive any compensation from Rithm Property Trust for his role either as Chief Executive Officer or as a member of the board of directors.

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

The Company, through Newrez, provides servicing for mortgage loans held directly by Rithm Property Trust and holds servicing rights for mortgage loans in certain securitization trusts sponsored by Rithm Property Trust. For loans held directly by Rithm Property Trust, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Rithm Property Trust for REO assets. For the servicing of the loans in the securitization trusts sponsored by Rithm Property Trust, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of June 30, 2026, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Rithm Property Trust was approximately $24.2 million.

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

Additionally, in the second quarter of 2026, the Company sold approximately $102.1 million of UPB of certain RTLs to Rithm Property Trust, for an aggregate purchase price of approximately $103.0 million. Following the sale, the Company derecognized the loans from the consolidated balance sheet. The Company, through its subsidiary Genesis, continues to service the transferred loans pursuant to a servicing agreement and is entitled to receive an annual servicing fee of 75 bps on the UPB of each RTL (or related REO property), payable monthly in arrears.

Transactions with Rithm Perpetual Life Residential Trust (R-HOME)

Pursuant to an advisory agreement entered into during the fourth quarter of 2025, the Rithm Advisers provide investment management services to R-HOME, including the management of R-HOME’s business strategy, investment activities and day-to-day operations, subject to the oversight of R-HOME’s board of trustees. In exchange, the Rithm Advisers receive management fees and performance fees. In addition, the Company holds a 4.3% interest in R-HOME through Class E common shares. Additionally, the Company’s Chief Executive Officer currently serves as R-HOME’s Chief Executive Officer, Co-Chief Investment Officer and a member of the board of trustees of R-HOME. The Company’s Chief Executive Officer does not receive any compensation from R-HOME for his role as Chief Executive Officer, Co-Chief Investment Officer or a member of the board of trustees.

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

Additionally, in the six months ended June 30, 2026, the Company sold $356.4 million of UPB of certain RTLs and residential mortgage loans to R-HOME, for an aggregate purchase price of approximately $361.3 million. Following the sale, the Company derecognized the loans from its consolidated balance sheet. The Company, through its subsidiaries Newrez and Genesis, continues to service the transferred loans pursuant to a servicing agreement. For RTLs held by R-HOME, Genesis is entitled to receive an annual servicing fee of 75 bps on the UPB of each RTL (or related REO property), and such fee is payable monthly in arrears. For residential mortgage loans held by R-HOME, Newrez is entitled to receive a flat monthly servicing fee of $7.00 per loan, plus additional fees if the borrower is delinquent with payment.

Other

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 16 for additional details.

27. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from June 30, 2026 through the date of issuance of these consolidated financial statements and determined that there were no subsequent events requiring recognition or additional disclosure in the consolidated financial statements, other than as described in these notes.

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

We seek to generate long-term value for our investors by leveraging our investment expertise and operating capabilities to identify, acquire, manage and enhance the value of real estate-related and other financial assets. We operate an integrated platform, spanning asset-based finance, residential and CRE lending, CRE ownership and investment, MSRs and structured credit, that combines operating companies, investment portfolios and asset management capabilities across the residential mortgage, real estate and credit markets. Headquartered in New York City, Rithm Capital has a global presence with offices in London, Hong Kong, Tokyo, Toronto and Abu Dhabi.

As of June 30, 2026, we conducted our business through the following segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate. During the first quarter of 2026, the Company revised the composition of its reportable segments to include a new Commercial Real Estate segment, and prior-period segment information has been recast to conform to the current-period presentation.

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

Newrez sells substantially all of the mortgage loans it originates into the secondary market. Newrez securitizes loans into RMBS through the Agencies. Loans that do not conform to the guidelines of the Agencies, the Federal Housing Administration (“FHA”), the U.S. Department of Agriculture (the “USDA”) or the Department of Veterans Affairs (the “VA”) (for Ginnie Mae mortgage-backed securitizations) are sold to private investors and mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and/or securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such Agencies. In addition, to origination and servicing activities, this segment includes operations conducted through wholly owned subsidiaries that provide mortgage- and real estate-related services, including Guardian Asset Management (“Guardian”), a provider of field services and property management services, eStreet Appraisal Management LLC (“eStreet”), a provider of appraisal services, and Avenue 365 Lender Services, LLC (“Avenue 365”), a provider of title and settlement services.

Our Residential Transitional Lending segment primarily operates through our wholly owned subsidiary, Genesis, a residential transitional lender and servicer. Genesis originates and manages a portfolio of short-term, business-purpose mortgage loans used by experienced developers of and investors in residential real estate, including multifamily residential properties, to finance transitional projects, including construction, renovation and bridge financings.

Our Asset Management segment conducts its activities primarily through Rithm Asset Management LLC (“RAM”) and its wholly owned subsidiaries, including Sculptor Capital Management, Inc. (“Sculptor”), Crestline and Rithm Capital Advisors

LLC (“RCA”). RCM GA Manager LLC (“RCM Manager” and, together with RCA, the “Rithm Advisers”) manages Rithm Property Trust and R-HOME pursuant to management and/or advisory agreements. Through Sculptor, Crestline and the Rithm Advisers, we provide asset management services and investment products through commingled funds, separate accounts and other alternative investment vehicles, generating primarily fee-based revenues. As of June 30, 2026, we had approximately $61 billion in assets under management (“AUM”).

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

Our Commercial Real Estate segment includes the ownership, operation and management of a portfolio of CRE assets, primarily Class A office properties located in New York City and San Francisco. This segment reflects our expansion into CRE equity ownership and operations, including the acquisition of Elecor in December 2025. We manage these assets as part of our broader CRE platform, generating revenues primarily from rental revenue and other property-related revenues. In April 2026, the Company announced the rebranding of the Paramount Group platform to Elecor Properties.

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

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

($ in thousands, except per share amounts)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Total equity	$9,051,414	$9,144,157	$8,940,407	$8,612,685	$8,059,209
Less: Preferred Stock Series A, B, C, D, E and F	1,632,915	1,632,915	1,390,790	1,390,790	1,207,254
Less: Non-controlling interests of consolidated subsidiaries	534,552	534,080	509,920	114,168	110,826
Total equity attributable to common stock	$6,883,947	$6,977,162	$7,039,697	$7,107,727	$6,741,129

Common stock outstanding	558,407,031	557,902,002	555,880,947	554,196,670	530,292,171

Book Value per Common Share	$12.33	$12.51	$12.66	$12.83	$12.71

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

During the second quarter of 2026, macroeconomic conditions reflected persistent inflation, an easing in labor force participation and continued volatility in energy prices and interest rates amid the ongoing conflict with Iran. The Federal Reserve maintained the federal funds target range at 3.50%–3.75% during its April and June 2026 meetings, with the June meeting marking the first under new Federal Reserve Chair Kevin Warsh, whose accompanying Summary of Economic Projections signaled a more hawkish policy stance and the potential for a rate increase later in 2026, a reversal from the cutting-cycle expectations that had prevailed as recently as the first quarter; however, in its July meeting, the Federal Reserve continued to maintain the current target range.

Headline inflation increased further during the quarter, primarily reflecting higher energy prices, even as West Texas Intermediate crude oil prices, which had been up as much as 101% following the outbreak of the conflict with Iran, eased to a gain of approximately 70% by the end of the second quarter as ceasefire efforts progressed, though that truce showed signs of strain by quarter-end. Core inflation measures were roughly stable. The unemployment rate declined modestly from 4.3% in March 2026 to 4.2% in June 2026, though the improvement was driven in part by a decline in labor force participation.

Market interest rates increased further during the quarter, with the 10-year Treasury yield rising 14 basis points to 4.44%, while market expectations shifted to reflect the possibility of a rate increase later in 2026. Equity markets rallied during the quarter, with the S&P 500 gaining 14.9% and recovering from the prior quarter's decline, driven substantially by technology and AI-related strength.

Inflation

Inflation increased further during the second quarter of 2026, primarily reflecting higher energy prices amid the ongoing conflict with Iran. Consumer Price Index (“CPI”) inflation rose from 3.3% in March 2026 to 3.5% in June 2026, driven in part by an increase in energy prices from 12.5% in March 2026 to 15.7% in June 2026 on a year-over-year basis.

Core CPI, which excludes food and energy, remained essentially flat at 2.6% in June 2026. Core Personal Consumption Expenditures, the Federal Reserve’s preferred measure of underlying inflation, increased 3.3% in June 2026 compared to the prior-year period. Other inflation indicators showed further increases, with producer price inflation rising to 5.5% in June 2026 from 4.3% in March 2026, and import prices increasing 7.1% over the 12 months ending June 30, 2026, compared to 2.3% over the 12 months ending March 31, 2026.

Treasury Yields

Treasury yields increased further during the second quarter of 2026. The 10-year Treasury yield rose 14 basis points to 4.44% from 4.30% at the end of March 2026. Shorter-term yields increased more significantly, with the 2-year Treasury yield rising 35 basis points to 4.14%. As a result, the yield curve flattened further, with the spread between 2-year and 10-year Treasury yields narrowing from 51 basis points to 30 basis points over the quarter. This shift reflects the more hawkish policy outlook communicated by the Federal Reserve following the change in its leadership.

Labor Markets

Labor market conditions continued to stabilize during the second quarter of 2026, though signals were mixed. The unemployment rate declined by 0.1 percentage points from 4.3% in March 2026 to 4.2% in June 2026, aided in part by a decline in labor force participation. Job growth accelerated during the quarter, with non-farm payrolls increasing by an average of 111,000 per month, compared to an average of 73,000 per month during the first quarter of 2026. However, initial unemployment insurance claims increased, averaging 222,000 per week during the second quarter of 2026, compared to 209,000 per week in the prior quarter.

Housing Market

Housing market activity was mixed during the second quarter of 2026. Existing home sales rose modestly to an annualized rate of 4.09 million, compared to 4.01 million in the first quarter of 2026, though sales remained rangebound amid still-elevated mortgage rates. New home sales declined to an annualized rate of approximately 628,000 in the second quarter of 2026, compared to approximately 659,000 in the first quarter of 2026. Home price growth increased modestly, with the median resale price rising 1.8% year-over-year in June 2026, compared to 1.5% in March 2026. Mortgage rates increased further during the quarter, with the 30-year fixed rate rising to 6.29% from 6.07% at the end of March 2026.

A policy development affecting certain housing-related sectors was also resolved during the quarter. The 21st Century ROAD to Housing Act, which restricts large institutional investors from purchasing existing single-family homes, was enacted into law on July 11, 2026. The final legislation removed the seven-year forced-disposition requirement for build-to-rent properties that had been included in earlier drafts and instead provides an unconditional exception for build-to-rent and other newly constructed rental programs.

Commercial Real Estate

The U.S. CRE market moved through the second quarter of 2026 with improving fundamentals in several sectors, even as the interest rate backdrop grew more uncertain. Following the change in Federal Reserve leadership, the Federal Open Market Committee shifted from signaling further rate cuts to a notably more hawkish posture, and recent commentary from officials, combined with inflation running above target, has introduced the possibility of a rate increase later this year—a reversal from the cutting-cycle expectations that prevailed as recently as the first quarter; however, in its July meeting, the Federal Reserve continued to maintain the current target range. Longer-term rates moved higher as geopolitical developments affecting energy prices added further inflation risk. Despite this, capital has continued to flow into the sector, with underwriting simply reflecting a more disciplined, higher-for-longer rate environment rather than a retreat from CRE broadly.

The economic conditions discussed above influence our investment strategy and results.

The following table summarizes the change in U.S. gross domestic product (“GDP”) estimates (annualized rate) according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Real GDP	1.5%	2.1%	0.5%	4.4%	3.8%

The following table summarizes the annualized U.S. unemployment rate according to the U.S. Department of Labor:

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Unemployment rate	4.2%	4.3%	4.4%	4.4%	4.1%

The following table summarizes the annualized 10-year U.S. Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
10-year U.S. Treasury rate	4.4%	4.3%	4.2%	4.2%	4.2%
30-year fixed mortgage rate	6.3%	6.1%	6.2%	6.3%	6.8%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026; however, uncertainty related to market volatility, the path of the federal funds rate, various regional conflicts and global trade and fiscal policies makes any estimates and assumptions as of June 30, 2026, inherently less certain than they would be absent the current environment. Actual results may materially differ from those estimates. Market volatility, inflationary pressures and government policies (monetary, fiscal, trade and immigration) and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of June 30, 2026 and December 31, 2025, is separated into the Origination and Servicing, Residential Transitional Lending, Asset Management, Investment Portfolio and Commercial Real Estate segments, as described in more detail below (dollars in thousands).

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
June 30, 2026
Investments(A)	$17,835,593	$3,833,824	$1,119,524	$4,201,808	$5,105,831	$—	$32,096,580
Cash and cash equivalents(A)	1,055,134	59,084	237,477	19,395	170,931	122,477	1,664,498
Restricted cash(A)	174,481	69,755	10,194	34,186	263,412	238,182	790,210
Other assets(A)	7,795,668	163,300	1,540,186	2,474,347	343,013	11,754	12,328,268
Goodwill	29,468	55,731	231,444	—	—	—	316,643
Assets of consolidated entities(A)	—	878,836	1,232,433	4,801,400	—	—	6,912,669
Total Assets	$26,890,344	$5,060,530	$4,371,258	$11,531,136	$5,883,187	$372,413	$54,108,868
Debt(A)	$15,341,262	$3,219,710	$440,685	$5,191,877	$3,996,761	$1,753,290	$29,943,585
Other liabilities(A)	6,046,761	57,676	1,401,149	470,385	276,731	489,724	8,742,426
Liabilities of consolidated entities(A)	—	765,735	980,804	4,227,598	—	—	5,974,137
Total Liabilities	21,388,023	4,043,121	2,822,638	9,889,860	4,273,492	2,243,014	44,660,148
Redeemable Non-controlling Interests of Consolidated Subsidiaries	—	—	154,413	—	—	242,893	397,306
Total Stockholders’ Equity	5,502,321	1,017,409	1,394,207	1,641,276	1,609,695	(2,113,494)	9,051,414
Non-controlling interests in equity of consolidated subsidiaries	9,780	—	74,834	59,020	390,918	—	534,552
Stockholders’ Equity in Rithm Capital Corp.	$5,492,541	$1,017,409	$1,319,373	$1,582,256	$1,218,777	$(2,113,494)	$8,516,862
Investments in Equity Method Investees	$27,609	$29,135	$246,759	$326,288	$183,082	$—	$812,873
December 31, 2025
Investments(A)	$18,308,310	$2,706,044	$906,454	$4,912,402	$5,156,248	$—	$31,989,458
Debt(A)	$16,843,333	$2,219,808	$425,445	$5,689,351	$3,952,452	$1,258,271	$30,388,660
(A)The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs” and each, a “VIE”), including funds and collateralized financing entities (“CFEs” and each, a “CFE”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

Origination and Servicing

The Origination and Servicing segment is Rithm Capital’s largest business by assets, equity and earnings contribution. The segment operates through our wholly owned subsidiaries Newrez and NRM, through which, we originate and service residential mortgage loans across multiple distribution channels and product types. As of March 31, 2026, the latest period for which servicing rankings are available, Newrez ranked among the top five lenders in the U.S. based on total funded volume of originations and the top five servicers in the U.S. based on total unpaid principal balance (“UPB”) serviced, according to Inside Mortgage Finance.

Revenue in the Origination and Servicing segment is generated primarily from residential mortgage loan originations and servicing. Origination revenues include gains on the sale of residential mortgage loans and the value of MSRs retained upon loan transfer. Servicing revenues consist primarily of contractual servicing fees and ancillary servicing income. Profitability varies by origination channel, with Direct to Consumer originations generally generating higher margins and Correspondent originations generally generating lower margins.

We sell conforming loans to the Agencies and securitize non-qualified residential mortgage (“Non-QM”) loans. Loans are typically funded at origination using warehouse financing facilities, which are repaid upon loan sale or securitization.

We operate a multi-channel residential mortgage origination platform that offers both purchase and refinance loan products. Our origination activities are conducted through several channels, including: (i) a Retail channel, which originates loans through loan officers and joint venture relationships; (ii) a Direct to Consumer channel, which offers purchase, refinance and closed-end second lien loans to eligible new and existing servicing customers; and (iii) Wholesale and Correspondent channels, through which we purchase loans originated by mortgage brokers, community banks, credit unions and other third-party originators that meet our underwriting and eligibility standards.

Our loan offerings include residential mortgage loans that conform to the underwriting standards of the GSEs and Ginnie Mae, government-insured residential mortgage loans insured by the FHA, the VA and the USDA, Non-QM loans originated through our SMART Loan Series and certain non-Agency loan products. Our Non-QM loan offerings are designed for borrowers who do not meet the underwriting criteria applicable to Agency loans but satisfy our credit and risk standards. We also originate closed-end second lien home equity loans for existing customers, which allow borrowers to access home equity without refinancing their existing first-lien mortgage.

Our origination platform funded approximately $15.9 billion and $15.5 billion of residential mortgage loans during the three months ended June 30, 2026 and March 31, 2026, respectively, and $31.4 billion and $28.1 billion during the six months ended June 30, 2026 and 2025, respectively. The table below provides selected operating statistics by channel and product for our Origination and Servicing segment:

	UPB
	Three Months Ended				Six Months Ended June 30,
(in millions)	June 30, 2026	% of Total	March 31, 2026	% of Total	2026	% of Total	2025	% of Total	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$2,398	15%	$2,473	16%	$4,871	16%	$2,772	10%	$(75)	$2,099
Retail/Joint Venture	821	5%	712	5%	1,533	5%	1,378	5%	109	155
Wholesale	3,143	20%	2,562	17%	5,705	18%	4,119	15%	581	1,586
Correspondent	9,540	60%	9,726	62%	19,266	61%	19,858	70%	(186)	(592)
Total Production by Channel	$15,902	100%	$15,473	100%	$31,375	100%	$28,127	100%	$429	$3,248

Production by Product:
Agency	$7,796	49%	$8,232	54%	$16,028	51%	$12,443	44%	$(436)	$3,585
Government	6,313	40%	5,796	37%	12,109	39%	13,773	49%	517	(1,664)
Non-QM	1,282	8%	1,076	7%	2,358	7%	1,026	4%	206	1,332
Non-Agency	481	3%	350	2%	831	3%	819	3%	131	12
Other	30	—%	19	—%	49	—%	66	—%	11	(17)
Total Production by Product	$15,902	100%	$15,473	100%	$31,375	100%	$28,127	100%	$429	$3,248

% Purchase	63%		51%		57%		73%
% Refinance	37%		49%		43%		27%

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

	UPB as of
(in millions)	June 30, 2026	March 31, 2026	June 30, 2025	QoQ Change	YoY Change
Performing Servicing:
MSR-owned assets	$548,963	$526,731	$523,174	$22,232	$25,789
Residential whole loans	2,233	2,993	2,909	(760)	(676)
Total Performing Servicing	551,196	529,724	526,083	21,472	25,113

Special Servicing:
MSR-owned assets	19,046	15,805	12,683	3,241	6,363
Residential whole loans	12,436	11,158	7,834	1,278	4,602
Third-party	253,732	242,591	260,722	11,141	(6,990)
Total Special Servicing	285,214	269,554	281,239	15,660	3,975
Total Newrez Servicing	836,410	799,278	807,322	37,132	29,088

Serviced by Third-Parties:
MSR-owned assets	28,810	51,093	56,866	(22,283)	(28,056)
Total Servicing Portfolio	$865,220	$850,371	$864,188	$14,849	$1,032

Agency Servicing:
MSR-owned assets	$375,046	$374,605	$380,863	$441	$(5,817)
Residential whole loans	—	—	71	—	(71)
Third-party	29,904	29,638	72,292	266	(42,388)
Total Agency Servicing	404,950	404,243	453,226	707	(48,276)

Government-Insured Servicing:
MSR-owned assets	154,065	152,626	143,313	1,439	10,752
Third-party	2,754	2,799	3,042	(45)	(288)
Total Government-Insured Servicing	156,819	155,425	146,355	1,394	10,464

Non-Agency (Private Label) Servicing:
MSR-owned assets	67,708	66,398	68,547	1,310	(839)
Residential whole loans	14,669	14,151	10,672	518	3,997
Third-party	221,074	210,154	185,388	10,920	35,686
Total Non-Agency (Private Label) Servicing	303,451	290,703	264,607	12,748	38,844
Total Servicing Portfolio	$865,220	$850,371	$864,188	$14,849	$1,032

As of June 30, 2026, our performing servicing division serviced approximately $551.2 billion UPB of loans, our special servicing division serviced approximately $285.2 billion UPB of loans and third-party servicers serviced approximately $28.8 billion UPB of loans, for a total servicing portfolio of approximately $865.2 billion UPB. This represented an increase of approximately $14.8 billion as compared to March 31, 2026, primarily reflecting new client acquisitions and loan production activity, partially offset by scheduled and voluntary loan prepayments, and an increase of $1.0 billion as compared to June 30, 2025, primarily driven by new client acquisitions and loan production activity, partially offset by loan paydowns.

As of June 30, 2026, Newrez serviced approximately 4.0 million customers. The aggregate UPB of loans serviced by Newrez was approximately $836.4 billion, $799.3 billion and $807.3 billion as of June 30, 2026, March 31, 2026 and June 30, 2025, respectively.

As of June 30, 2026, approximately 95.2% of the UPB of residential mortgage loans underlying our owned MSRs was serviced by Newrez. In addition to MSRs serviced by Newrez, we engage third-party subservicers, including PHH and Valon, to perform servicing activities with respect to a portion of the residential mortgage loans underlying our MSRs and MSR financing receivables. As of June 30, 2026, loans serviced by these third-party subservicers had an aggregate UPB of approximately $28.8 billion, representing approximately 4.8% of our total servicing portfolio.

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

The table below summarizes our MSRs and MSR financing receivables as of June 30, 2026:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE(A)	$375.0	29	$6.5
Non-Agency(A)	67.7	41	1.0
Ginnie Mae	154.1	48	3.6
Total / Weighted Average	$596.8	36	$11.1
(A)Includes GSE and non-Agency MSRs of $20.5 billion and $8.3 billion underlying UPB, respectively, serviced by third-party subservicers.

The following tables summarize the collateral characteristics of the residential mortgage loans underlying our MSRs and MSR financing receivables as of June 30, 2026 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(B)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Adjustable Rate Mortgage %(C)	Three Month Average CPR(D)	Three Month Average CRR(E)	Three Month Average CDR(F)	Three Month Average Recapture Rate
GSE(A)	$6,483,683	$375,046,071	1,895,719	753	4.4%	267	69	0.9%	7.2%	7.2%	—%	15.2%
Non-Agency(A)	981,266	67,707,849	563,277	679	4.6%	270	208	7.3%	9.0%	7.8%	1.4%	3.6%
Ginnie Mae	3,626,534	154,064,973	605,515	683	4.5%	311	47	0.3%	7.6%	7.2%	0.4%	36.7%
Total	$11,091,483	$596,818,893	3,064,511	727	4.5%	279	79	1.5%	7.5%	7.2%	0.3%	19.4%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(G)
GSE(A)	0.3%	0.2%	—%	0.2%
Non-Agency(A)	2.3%	4.6%	0.6%	2.4%
Ginnie Mae	2.5%	1.5%	0.1%	0.8%
Weighted Average	1.1%	1.0%	0.1%	0.6%
(A)Includes GSE and non-Agency MSRs of $20.5 billion and $8.3 billion underlying UPB, respectively, serviced by third-party subservicers.
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

The following table summarizes our Agency RMBS and U.S. Treasury securities portfolio as of and for the six months ended June 30, 2026 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$4,950,720	$4,839,269	$61,650	$(12,982)	$4,887,937	23	7.3	9.9%	$4,893,090
Treasury securities	25,000	24,932	—	—	24,932	1	0.1	N/A	—
Total / Weighted Average	$4,975,720	$4,864,201	$61,650	$(12,982)	$4,912,869	24	7.3		$4,893,090
(A)Agency RMBS are held at fair value under the fair value option election. Treasury securities include $24.9 million of short-term Treasury bills held-to-maturity at amortized cost.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio as of June 30, 2026:

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

To-Be-Announced Forward Contract Positions (“TBAs”)

In addition to holding government and government-backed securities, we use other hedging instruments, primarily TBAs, to economically hedge interest rate exposure associated with our MSR portfolio. The following table summarizes the notional and carrying value amounts of our TBAs:

	June 30, 2026	December 31, 2025
Notional	$18,061,114	$21,568,758
Carrying Value:
TBAs - asset	13,063	6,070
TBAs - liability	31,898	47,001

Ancillary Mortgage Services

In addition to origination and servicing activities, this segment includes operations conducted through subsidiaries that provide mortgage- and real estate-related services, including Guardian (property preservation and field services), eStreet (appraisal services) and Avenue 365 (title and settlement services).

Residential Transitional Lending

The Residential Transitional Lending segment operates through Genesis, a wholly owned Rithm subsidiary that originates and manages short-term, business-purpose mortgage loans secured by residential and multifamily real estate. Genesis is the second-largest U.S. residential transitional lender based on market data and management's estimates of total origination volume.

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

Collateral and underwriting. The loans are generally secured by a mortgage or first deed of trust on the underlying real estate. Commitment sizing is determined under our lending policies and is typically based on (i) loan-to-cost (“LTC”) or loan-to-after-repair value (“LTARV”) for construction and renovation loans and (ii) loan-to-value (“LTV”) for bridge loans. LTC and

LTARV are generally calculated as the total commitment at origination divided by the total estimated project cost or the value of the property after completion of renovations, as applicable. LTV is generally calculated as the total commitment at origination divided by the “as-complete” appraisal. At origination, we typically fund a portion of the commitment at closing and hold back the remaining amount for future draws, subject to inspections, progress reporting and other conditions in the loan documents. These ratios do not reflect interim activity such as construction draws, interest capitalization or partial repayments.

Credit support. Loans are typically supported by a corporate and/or personal guarantee, which may be further secured by a pledge of the guarantor’s interests in the borrower and/or other real estate or assets owned by the guarantor.

Loan economics and terms. Commitments are generally interest-only and bear a variable rate based on SOFR plus a spread (currently ranging from 4% to 15%), with initial terms typically ranging from 6 to 120 months, depending on project size and expected completion timeline. We may extend loans based on our assessment of project status and other underwriting considerations. As of June 30, 2026, the average commitment size was $5.0 million, and the weighted average remaining term to contractual maturity was 13.8 months.

We earn loan origination fees (“points”), which are generally based on the loan term, borrower profile and collateral characteristics. As of June 30, 2026, we earned an average of 1.2% of total commitment at origination. We also may earn past-due fees, cost reimbursements (including for closing, collection and inspection-related expenses), extension fees for renewals or extensions, and amendment fees for loan modifications. Renewals and extensions are generally evaluated under our then-current underwriting criteria, including applicable LTV limitations based on the origination appraisal or an updated appraisal when required. Origination and renewal fees are recognized as income at origination as residential transition loans (“RTLs” and each, an “RTL”) are measured at fair value.

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

The following table summarizes certain information related to our portfolio of loans included in the Residential Transitional Lending segment (dollars in thousands):

	Three Months Ended		Six Months Ended June 30,
	June 30, 2026	March 31, 2026	2026	2025
Loans originated(A)	$1,885,460	$1,607,882	$3,493,342	$2,140,592
Loans repaid	$495,325	$652,248	$1,147,573	$763,515
Number of loans originated	516	487	1,003	777

			As of
			June 30, 2026	December 31, 2025
Carrying value(B)			$5,071,127	$3,914,674
UPB(B)			$5,058,908	$3,886,696
Total commitment			$7,391,214	$5,791,861
Average total commitment(C)			$3,915	$3,571
Weighted average contractual interest(D)			8.8%	8.9%
(A)Based on total commitment at origination.
(B)Includes carrying value and UPB of residential transition loans of consolidated entities of approximately $1.2 billion as of June 30, 2026 and December 31, 2025.
(C)Represents the calculated amount of total commitment divided by the total number of loans in the Residential Transitional Lending segment.
(D)Excludes loan fees and weighted by current UPB.

The following table summarizes the loan purpose of our portfolio of loans included in the Residential Transitional Lending segment (dollars in thousands):

	June 30, 2026
	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	610	32.3%	$3,890,925	52.7%	73.2% / 62.1%
Bridge	605	32.0%	2,611,214	35.3%	68.0%
Renovation	673	35.7%	889,075	12.0%	82.0% / 67.2%
Total	1,888	100.0%	$7,391,214	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to residential transition loans from December 31, 2025 to June 30, 2026.

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

As of June 30, 2026, the Asset Management segment managed approximately $61 billion in AUM, of which approximately $39 billion and $20 billion was managed by Sculptor and Crestline, respectively.

Revenues

Revenues in the Asset Management segment consist primarily of management fees and incentive fees.

Management fees are generally calculated as a percentage of AUM or invested capital, depending on the structure and governing documents of the applicable investment vehicle, and are typically earned and recognized on a quarterly basis, either in advance or in arrears. Management fees, where applicable, are generally prorated for capital inflows and redemptions during the relevant period.

Incentive fees are performance-based and are generally calculated as a percentage of investment profits attributable to fund investors, net of management fees. Incentive fee arrangements may be subject to contractual provisions such as hurdle rates, high-water marks and catch-up mechanisms, and incentive fees are typically recognized later in the life cycle of an investment vehicle or upon crystallization events. As a result, incentive fees may be uneven across reporting periods.

Period-to-period changes in Asset Management revenues are driven primarily by changes in AUM resulting from capital inflows and redemptions, investment performance, market conditions and the timing and realization of incentive fees.

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

Operating Results

Operating results for the Asset Management segment are driven by the relationship between revenue growth and expense levels, as well as the mix of management fees and incentive fees recognized during the period. Market conditions, investor sentiment and asset valuations may affect both revenues and profitability. In addition, the timing of incentive fee recognition and acquisition-related amortization and integration costs may result in variability in operating results between periods.

Operating expenses during the period primarily reflected compensation and benefits, amortization of intangible assets, and office and professional expenses.

Assets Under Management

AUM is estimated and refers to the value of assets for which Rithm Capital and its affiliates provide discretionary investment management or advisory services. AUM is generally calculated as the sum of: (i) the net asset value of managed accounts and open-ended funds or gross asset value of direct lending, real estate and real estate funds, (ii) uncalled capital commitments and (iii) par value of structured credit vehicles (e.g., collateralized loan obligations). AUM includes amounts that are not subject to management fees, incentive income or other amounts earned on AUM. AUM also includes amounts that are invested in other affiliated funds/vehicles. Rithm Capital's calculation of AUM is intended to provide a consistent and comparable measure of managed assets across its businesses; however it is not based on any specific regulatory definition and may differ from similarly titled measures presented by other asset managers and, as a result, may not be comparable.

Growth in AUM and positive investment performance generally support growth in Asset Management revenues and earnings, while adverse investment performance or sustained investor redemptions may reduce AUM and negatively affect revenues and profitability.

Key Operating Metrics

Management monitors the performance of the Asset Management segment using AUM, net capital inflows and redemptions, management fee rates, incentive fee realization and operating margins.

Investment Portfolio

Our Investment Portfolio segment primarily consists of balance sheet investments in residential mortgage loans, SFR properties, consumer loans, non-Agency securities, Excess MSRs and servicer advance investments.

Excess MSRs

Investments in Excess MSRs represent the portion of the mortgage servicing compensation that exceeds the base servicing fee. Our Excess MSR assets include our ownership interests in Excess MSRs and related recapture agreements that were acquired from, and are serviced by, Rocket Companies, Inc., as successor by merger to Mr. Cooper Group Inc.

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR Carrying Value (millions)
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	June 30, 2026	December 31, 2025
Total / Weighted Average	$45.5	32	20	65.0% – 80.0%	$308.4	$323.6
(A)The MSR is a weighted average as of June 30, 2026 and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents Excess MSRs serviced by Rocket. We also invested in related servicer advance investments, including the base fee component of the related MSR on $11.2 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of June 30, 2026 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$308,393	$45,486,823	381,599	720	4.6%	217	174	7.3%	7.0%	0.3%	19.2%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(E)
Weighted Average(F)	0.8%	1.5%	0.2%	0.6%
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

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	June 30, 2026					December 31, 2025
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value(A)
Servicer advance investments	$270,494	$284,400	$11,236,200	$249,475	2.2%	$294,322
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the six months ended June 30, 2026 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
				Gross	Net(D)	Gross	Net
Servicer advance investments(E)	6.5%	7.4	$205,866	80.8%	79.1%	5.5%	5.0%
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
(D)Ratio of face amount of borrowings to par amount of servicer advance collateral, net of any general reserve.
(E)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

June 30, 2026
Principal and interest advances	$42,501
Escrow advances (taxes and insurance advances)	112,011
Foreclosure advances	94,963
Total	$249,475

Non-Agency Securities

Within our non-Agency securities portfolio, we retain and hold certain risk retention bonds from securitizations that we do not consolidate, in compliance with applicable risk retention requirements under the Dodd-Frank Act and the rules promulgated thereunder. We also hold bonds issued in connection with our consolidated PLS, which are eliminated in consolidation. The related equity value is reflected within assets of consolidated entities and liabilities of consolidated entities on our consolidated balance sheets and is excluded from the tables below. As of June 30, 2026, approximately 80.2% of our non-Agency securities portfolio consisted of bonds retained to satisfy risk retention requirements.

The following table summarizes our non-Agency securities portfolio (dollars in thousands):

	As of and for the Six Months Ended June 30, 2026						December 31, 2025
Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)	Carrying Value(B)
			Gains	Losses
Non-Agency securities	$8,272,017	$759,996	$99,368	$(47,670)	$811,694	$1,031,364	$759,633
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Carrying value which is equal to the fair value for all securities.
(C)Includes repurchase agreements on non-Agency securities retained through consolidated securitizations.

The following table summarizes the characteristics of our non-Agency securities portfolio and of the collateral underlying our non-Agency securities as of June 30, 2026 (dollars in thousands):

							Collateral Characteristics(A)
	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Number of Securities	Weighted Average Life (Years)	Weighted Average Coupon(B)	Average Loan Age (Years)	Collateral Factor(C)	Three Month CPR(D)	Delinquency(D)	Cumulative Losses to Date
Total / weighted average	$8,272,017	$759,996	$811,694	659	4.1	4.9%	13.2	0.5	10.9%	2.8%	0.7%
(A)Excludes $161.8 million carrying value of non-Agency securities that are backed by assets other than residential mortgages.
(B)Excludes interest only, residual and other bonds with a carrying value of $169.7 million for which no coupon payment is expected.
(C)Represents the ratio of original UPB of loans still outstanding.
(D)Three-month average constant prepayment rate and default rates.

The following table summarizes the net interest spread of our non-Agency securities portfolio as of June 30, 2026:

Net Interest Spread(A)
Weighted average asset yield	5.9%
Weighted average funding cost	5.1%
Net Interest Spread	0.8%
(A)The non-Agency securities portfolio consists of 30.3% floating rate securities and 69.7% fixed-rate securities (accounted for on an amortized cost basis).

We finance a significant portion of our non-Agency securities investments through short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest at rates offered by counterparties for the applicable repurchase term (for example, 30 or 60 days), typically calculated as a specified margin over SOFR. As of June 30, 2026 and December 31, 2025, we had pledged non-Agency securities, including securities retained through consolidated securitizations, with an aggregate carrying value of approximately $1.4 billion and $1.3 billion, respectively, as collateral for repurchase agreement borrowings.

A portion of the collateral securing these borrowings is subject to daily mark-to-market valuation and related margin calls. The remaining collateral generally is not subject to daily margin calls unless the collateral coverage percentage—calculated as the current carrying value of outstanding debt divided by the market value of the underlying collateral—reaches or exceeds a specified collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is commonly referred to as a “margin holiday.” See Note 17 to our consolidated financial statements for additional information regarding our non-Agency securities financing arrangements, including a summary of related activity from December 31, 2025 to June 30, 2026.

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
•Loans held-for-sale (“HFS”), at lower of cost or fair value;
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

As of June 30, 2026, we held approximately $4.3 billion of outstanding face amount of residential mortgage loans classified as residential mortgage loans on our consolidated balance sheets (see below). These investments were financed in part through secured financing agreements with an aggregate face amount of approximately $3.8 billion. Our acquisitions during the period included open-market purchases, originations through Newrez, bulk acquisitions and loans acquired through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type (dollars in thousands):

	June 30, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$4,540,407	$4,460,920	10,456	6.2%	27.2	$3,265,142

Residential mortgage loans, HFI, at fair value	$325,577	$294,416	6,269	8.0%	3.4	$324,688
Residential Mortgage Loans, HFS:
Acquired performing loans	45,622	40,970	1,436	6.7%	3.2	45,861
Acquired non-performing loans(C)	13,483	11,278	150	9.2%	2.9	10,930
Residential mortgage loans, HFS	59,105	52,248	1,586	7.3%	3.1	56,791
Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(D)	1,132,283	1,140,263	2,854	6.3%	9.7	1,612,154
Acquired non-performing loans(C)(E)	390,046	358,440	1,616	5.5%	28.5	299,413
Originated loans	2,392,735	2,448,125	7,973	6.6%	29.1	3,515,914
Residential mortgage loans, HFS, at fair value	3,915,064	3,946,828	12,443	6.4%	23.4	5,427,481
Total Residential Mortgage Loans	$4,299,746	$4,293,492	20,298			$5,808,960
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
(D)Includes $210.7 million UPB of Ginnie Mae EBO options.
(E)Includes $375.6 million UPB of Ginnie Mae EBO options on accrual status as recovery of contractual cash flows are guaranteed by the FHA as of June 30, 2026.

We evaluate the credit quality of our residential mortgage loan portfolio using indicators that include delinquency status, LTV ratios and geographic concentration.

We finance a significant portion of our residential mortgage loan investments through repurchase agreements. These recourse borrowings generally bear variable interest rates for the term of the applicable repurchase transaction (typically less than one year) at a specified margin over SOFR. As of June 30, 2026 and December 31, 2025, we had pledged residential mortgage loans with a carrying value of approximately $4.2 billion and $5.8 billion, respectively, as collateral for borrowings under repurchase agreements. Certain of these financings are subject to daily mark-to-market adjustments and related margin calls. Other financings are not subject to daily margin calls unless the collateral coverage percentage—calculated as the current carrying value of outstanding debt divided by the market value of the underlying collateral—reaches or exceeds a specified trigger. The difference between the collateral coverage percentage and the applicable trigger is referred to as a “margin holiday.” See Note 17 to our consolidated financial statements for additional information regarding the financing of our residential mortgage loans, including a summary of related activity from December 31, 2025 to June 30, 2026.

See Note 7 to our consolidated financial statements for additional information regarding our residential mortgage loans, including a summary of related activity from December 31, 2025 to June 30, 2026.

Consumer Loans

The tables below summarize the carrying value of our consumer loans and present selected collateral characteristics for our consumer loan portfolio. This portfolio includes (i) consumer loans acquired from Upgrade, Inc. (“Upgrade” and such loans, the “Upgrade loans”), (ii) consumer loans acquired from Goldman Sachs Bank USA (the “Marcus loans” or “Marcus”) and (iii) consumer loans acquired from SpringCastle (the “SpringCastle loans” or “SpringCastle”).

	June 30, 2026				December 31, 2025
	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)	Carrying Value
Investments of consolidated CFEs	$302,422	$304,569	13.1%	10.8	$—

Upgrade	$479,625	$462,640	15.4%	10.4	$450,119
SpringCastle	146,489	147,302	18.0%	3.5	167,807
Marcus	204,137	97,169	11.2%	0.5	166,473
Total Consumer Loans, at Fair Value	$830,251	$707,111	14.8%	6.8	$784,399

	June 30, 2026
	Number of Loans	Adjustable Rate Loan %	Average Loan Age (Months)	Delinquency 90+ Days(A)	12-Month CRR(B)	12-Month CDR(C)
SpringCastle	26,085	14.8%	261	2.0%	13.1%	5.6%
Marcus	97,235	—%	49	58.3%	23.3%	5.6%
Upgrade	51,513	—%	7	0.2%	28.1%	2.2%
Total / Weighted Average	174,833	2.6%	62	14.8%	24.3%	3.6%
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

We finance our consumer loan investments through a combination of securitization and secured borrowing arrangements. The SpringCastle loans are financed with securitized, non-recourse long-term notes with a stated maturity date of September 2037. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028. The Upgrade loans are financed primarily through a secured revolving credit facility that matures in October 2026. See Note 17 to our consolidated financial statements for further information regarding the financing of our consumer loans, including a summary of activity from December 31, 2025 to June 30, 2026.

See Note 8 to our consolidated financial statements for additional information, including a summary of activity related to consumer loans from December 31, 2025 to June 30, 2026.

Single-Family Rental Properties

As of June 30, 2026, our SFR portfolio consisted of approximately 3,958 properties with an aggregate carrying value of approximately $1.0 billion. The SFR portfolio generates rental income under lease agreements that typically have initial terms of one to two years. Operating results are influenced by rental rates, occupancy levels, tenant turnover and local market conditions. We incur ongoing operating expenses associated with the portfolio, including property taxes, insurance, maintenance and property management costs. Our SFR property acquisitions were financed through a combination of credit facilities, term loans and securitization structures. See Note 17 to our consolidated financial statements for additional information regarding the financing of our SFR properties.

Our Investment Portfolio segment also includes results from certain wholly owned subsidiaries and minority investments that provide services across the mortgage and real estate sectors. This includes our strategic partnership with Darwin through Adoor Property Management LLC (“APM”), which provides property management services. All of our SFR properties are currently managed by APM.

Commercial Real Estate

Following the Elecor Acquisition in December 2025, we own and operate a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of our broader real estate platform, totaling approximately 12.2 million square feet.

The key metrics related to Elecor CRE properties are included in the tables below.

Quarterly Leasing Information:

	Three Months Ended		Six Months Ended
	June 30, 2026	March 31, 2026	June 30, 2026
Lease count	16	9	25
Sq ft leased (total)	234,347	103,143	337,490
Rithm Capital’s share (sq ft)	131,571	67,432	199,003
Weighted average initial rent ($ per sq ft)	$92.90	$96.11	$93.88
Weighted average lease term (years)	8.9	9.2	9.0

Same Store Leased Occupancy:

	June 30, 2026	December 31, 2025
New York City	91.6%	92.8%
San Francisco	64.9%	62.2%
Total	86.5%	86.9%

Same store leased occupancy (core properties owned by Elecor in a similar manner during both reporting periods) across the Elecor portfolio was 86.5% as of June 30, 2026, compared to 86.9% as of December 31, 2025, a decrease of 40 basis points. This decrease was driven primarily by lease expirations in the three months, partially offset by new leases executed across the portfolio. Year-to-date leasing activity has been executed at rents 14.7% above the full-year 2025 average, reflecting improving tenant demand for premier Class A office space across the Elecor portfolio.

Lease Expiration Schedule:

Year of Expiration	Expiring Sq Ft(A)	% of Total Sq Ft	Annualized Base Rent (in millions)(A)	% of Total Portfolio Annualized Base Rent
July 1 through December 31, 2026	336,836	4.9%	$31,517	5.3%
2027	171,237	2.5%	16,966	2.8%
2028	178,199	2.6%	14,747	2.5%
2029	511,007	7.5%	42,964	7.2%
2030	497,143	7.3%	49,410	8.3%
2031 and thereafter	5,148,104	75.2%	443,193	73.9%
Total	6,842,526	100.0%	$598,797	100.0%
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

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2026; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of June 30, 2026, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Our critical accounting policies as of June 30, 2026, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in the 2025 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost to service, gain on sale of loans less cost to originate, asset management fees less expenses and property rental revenue less operating costs. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Additionally, changes in these inputs along with other factors such as delinquency rates and recapture rates may significantly impact the fair value of our MSRs and as a result, our earnings. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, residential transition loans or the non-Agency securities held in our investment portfolio. Asset management fees are directly related to growth in AUM and investment performance of our funds. Decline in investment performance may slow our AUM growth and increase the potential for redemptions from our funds. Property rental revenue is directly related to occupancy.

During the six months ended June 30, 2026, interest rates remained elevated compared to the six months ended June 30, 2025. Changes in interest rates can inversely impact a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans. On the other hand, lower interest rates also decrease our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended June 30, 2026 compared to the three months ended March 31, 2026 and the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Our results of operations are not necessarily indicative of our future performance (dollars in thousands).

	Three Months Ended		Six Months Ended June 30,
	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Revenues
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$614,637	$579,288	$1,193,925	$1,145,618	$35,349	$48,307
Change in fair value of MSRs and MSR financing receivables, net of economic hedges (includes realization of cash flows of $(213,874), $(211,456), $(425,330) and $(323,571), respectively)	(392,875)	(204,229)	(597,104)	(488,383)	(188,646)	(108,721)
Servicing revenue, net	221,762	375,059	596,821	657,235	(153,297)	(60,414)
Interest income	474,595	461,877	936,472	919,715	12,718	16,757
Gain on originated residential mortgage loans, HFS, net	207,006	208,250	415,256	329,487	(1,244)	85,769
Asset management revenue	142,228	106,587	248,815	182,680	35,641	66,135
Commercial real estate revenue	182,130	178,257	360,387	—	3,873	360,387
Other residential-related revenue	54,560	54,680	109,240	109,725	(120)	(485)
	1,282,281	1,384,710	2,666,991	2,198,842	(102,429)	468,149
Expenses
Interest expense and warehouse line fees	464,114	450,063	914,177	836,922	14,051	77,255
General, administrative and operating	307,349	316,601	623,950	428,759	(9,252)	195,191
Compensation and benefits	410,477	378,410	788,887	565,874	32,067	223,013
Depreciation and amortization	93,547	92,644	186,191	48,362	903	137,829
	1,275,487	1,237,718	2,513,205	1,879,917	37,769	633,288
Other Income (Loss)
Realized and unrealized gains (losses), net	56,305	(15,154)	41,151	21,598	71,459	19,553
Other income, net	23,787	22,402	46,189	22,665	1,385	23,524
	80,092	7,248	87,340	44,263	72,844	43,077
Income before Income Taxes	86,886	154,240	241,126	363,188	(67,354)	(122,062)
Income tax expense (benefit)	18,973	44,762	63,735	(35,528)	(25,789)	99,263
Net Income	67,913	109,478	177,391	398,716	(41,565)	(221,325)
Non-controlling interests in income (loss) of consolidated subsidiaries	8,032	(146)	7,886	4,255	8,178	3,631
Redeemable non-controlling interests in income of consolidated subsidiaries	3,590	6,946	10,536	3,933	(3,356)	6,603
Net Income Attributable to Rithm Capital Corp.	56,291	102,678	158,969	390,528	(46,387)	(231,559)
Change in redemption value of redeemable non-controlling interests	—	—	—	15,611	—	(15,611)
Dividends on preferred stock	36,098	34,847	70,945	54,495	1,251	16,450
Net Income Attributable to Common Stockholders	$20,193	$67,831	$88,024	$320,422	$(47,638)	$(232,398)

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Servicing fee revenue, net and interest income from MSRs and MSR financing receivables	$563,771	$530,599	$1,094,370	$1,045,181	$33,172	$49,189
Ancillary and other fees	50,866	48,689	99,555	100,437	2,177	(882)
Servicing fee revenue, net and fees	614,637	579,288	1,193,925	1,145,618	35,349	48,307
Change in Fair Value due to:
Realization of cash flows	(213,874)	(211,456)	(425,330)	(323,571)	(2,418)	(101,759)
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	48,228	361,586	409,814	(403,832)	(313,358)	813,646
Gains (losses) on MSR economic hedges	(227,229)	(354,359)	(581,588)	239,020	127,130	(820,608)
Servicing Revenue, Net	$221,762	$375,059	$596,821	$657,235	$(153,297)	$(60,414)
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Changes in interest rates and prepayment speeds	$43,555	$258,761	$302,316	$(366,140)	$(215,206)	$668,456
Changes in discount rates	67,785	140,976	208,761	(4,323)	(73,191)	213,084
Changes in other factors	(63,112)	(38,151)	(101,263)	(33,369)	(24,961)	(67,894)
Change in Valuation and Assumptions	$48,228	$361,586	$409,814	$(403,832)	$(313,358)	$813,646

The table below includes a further breakdown of servicing fee revenue, net and fees for the periods presented:

	Three Months Ended		Six Months Ended June 30,
(in thousands)	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
MSR-owned assets	$489,946	$457,617	$947,563	$900,397	$32,329	$47,166
Residential whole loans	2,444	2,877	5,321	4,846	(433)	475
Third-party servicing revenue	55,790	56,812	112,602	108,803	(1,022)	3,799
Incentive	13,753	10,931	24,684	27,769	2,822	(3,085)
Boarding	1,838	2,362	4,200	3,366	(524)	834
Ancillary and other fees	50,866	48,689	99,555	100,437	2,177	(882)
Servicing Fee Revenue, Net and Fees(A)	$614,637	$579,288	$1,193,925	$1,145,618	$35,349	$48,307
(A)In addition to third-party servicing revenue, includes other fees earned from third parties of $33.5 million and $30.2 million for the three months ended June 30, 2026 and March 31, 2026, respectively, and $63.7 million and $45.7 million for the six months ended June 30, 2026 and 2025, respectively.

The table below summarizes the UPB of our MSRs, MSR financing receivables and third-party servicing:

	UPB
(dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2025	QoQ Change	YoY Change
GSE	$404,950	$404,243	$453,226	$707	$(48,276)
Non-Agency	303,451	290,703	264,607	12,748	38,844
Ginnie Mae	156,819	155,425	146,355	1,394	10,464
Total	$865,220	$850,371	$864,188	$14,849	$1,032

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing, Special Servicing and serviced by third-parties:

	UPB
(dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2025	QoQ Change	YoY Change
Performing Servicing	$551,196	$529,724	$526,083	$21,472	$25,113
Special Servicing	285,214	269,554	281,239	15,660	3,975
Serviced by third-parties	28,810	51,093	56,866	(22,283)	(28,056)
Total Servicing Portfolio	$865,220	$850,371	$864,188	$14,849	$1,032

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Servicing revenue, net was $221.8 million for the three months ended June 30, 2026, a decrease of $153.3 million, compared to $375.1 million for the three months ended March 31, 2026. The decrease was primarily attributable to approximately $186.2 million of lower hedged MSR mark-to-market, due to steadying of interest rates and prepayment speeds. Servicing fee revenue, net and fees increased approximately $35.3 million driven by higher servicing fees collected during the three months ended June 30, 2026.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Servicing revenue, net was $596.8 million for the six months ended June 30, 2026, a decrease of $60.4 million, compared to $657.2 million for the six months ended June 30, 2025. The decrease was primarily attributable to a $101.8 million increase in the realization of cash flows, driven by higher prepayment speeds year-over-year, and a $7.0 million decrease in hedged MSR mark-to-market, driven by changes in interest rates. Servicing fee revenue, net and fees increased $48.3 million, driven by portfolio growth and higher servicing fees collected during the six months ended June 30, 2026.

Interest Income

The following table includes the breakdown of interest income by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended June 30,
Segment	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$252,496	$234,877	$487,373	$602,501	$17,619	$(115,128)
Residential Transitional Lending	103,587	87,659	191,246	141,913	15,928	49,333
Asset Management	28,208	38,897	67,105	17,254	(10,689)	49,851
Investment Portfolio	85,428	95,967	181,395	153,933	(10,539)	27,462
Commercial Real Estate	2,185	1,832	4,017	—	353	4,017
Corporate Category	2,691	2,645	5,336	4,114	46	1,222
Total Interest Income	$474,595	$461,877	$936,472	$919,715	$12,718	$16,757

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Interest income was $474.6 million for the three months ended June 30, 2026, an increase of $12.7 million, compared to $461.9 million for the three months ended March 31, 2026. The increase was primarily attributable to (i) higher interest income from Origination and Servicing, driven by seasonally higher custodial balances and an increase in the average earnings rate, and (ii) higher interest income from growth in the RTL portfolio. This was partially offset by (i) lower interest income from on-balance sheet Non-QM and consumer loans due to securitizations during the three months ended June 30, 2026, and (ii) a yield adjustment reflecting the actual performance of certain collateralized loan obligation fund investments during the three months ended June 30, 2026.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Interest income was $936.5 million for the six months ended June 30, 2026, an increase of $16.8 million, compared to $919.7 million for the six months ended June 30, 2025. The increase was primarily attributable to (i) growth in the Non-QM, RTL and consumer portfolios, and (ii) six months of interest income earned from insurance company investments acquired in December 2025, as compared to none in the prior year period. The increase was partially offset by net securities sales, securitizations, and lower average earnings rate on custodial balances in Origination and Servicing.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Pull through adjusted lock volume	$14,493,879	$16,959,017	$31,452,896	$29,108,214	$(2,465,138)	$2,344,682

Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	2.85%	2.52%	2.68%	3.30%
Retail/Joint Venture	3.34%	2.88%	3.15%	3.49%
Wholesale	1.11%	1.20%	1.16%	1.27%
Correspondent	0.50%	0.44%	0.47%	0.48%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.27%	1.09%	1.17%	1.12%

The following table summarizes funded loan production by channel:

	UPB
	Three Months Ended		Six Months Ended June 30,
(dollars in millions)	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$2,398	$2,473	$4,871	$2,772	$(75)	$2,099
Retail/Joint Venture	821	712	1,533	1,378	109	155
Wholesale	3,143	2,562	5,705	4,119	581	1,586
Correspondent	9,540	9,726	19,266	19,858	(186)	(592)
Total Production by Channel	$15,902	$15,473	$31,375	$28,127	$429	$3,248

% Purchase	63%	51%	57%	73%
% Refinance	37%	49%	43%	27%
Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Gain on originated residential mortgage loans, HFS, net was $207.0 million for the three months ended June 30, 2026, a decrease of $1.2 million, compared to $208.3 million for the three months ended March 31, 2026. The decrease was primarily attributable to a reduction in pull through adjusted lock volume, partially offset by improved gain on sale margins in the Direct to Consumer and Correspondent channels.

For the three months ended June 30, 2026, funded loan origination volume was $15.9 billion, up from $15.5 billion in the three months ended March 31, 2026. Refinance activity represented 37% of total funded origination volume, a decrease from 49% in the three months ended March 31, 2026, as mortgage rates remained elevated. Gain on sale margin for the three months ended June 30, 2026 was 1.27%, 18 bps higher than 1.09% for the three months ended March 31, 2026, primarily due to improved gain on sale margins in the Direct to Consumer and Correspondent channels.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Gain on originated residential mortgage loans, HFS, net was $415.3 million for the six months ended June 30, 2026, an increase of $85.8 million, compared to $329.5 million for the six months ended June 30, 2025. The increase was primarily attributable to an increase in pull through adjusted lock volume and improved gain on sale margins driven by channel mix.

For the six months ended June 30, 2026, funded loan origination volume was $31.4 billion, up from $28.1 billion in the six months ended June 30, 2025. Refinance activity represented 43% of total funded origination volume, an increase from 27% in the six months ended June 30, 2025, driven by a decline in mortgage rates year-over-year. Gain on sale margin for the six months ended June 30, 2026 was 1.17%, 5 bps higher than 1.12% for the six months ended June 30, 2025, primarily due to channel mix.

Asset Management Revenue

The following table presents the composition of asset management revenue:

(dollars in thousands)	Three Months Ended		Six Months Ended June 30,
	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Management fees	$90,485	$90,929	$181,414	$125,163	$(444)	$56,251
Incentive fees	51,743	15,658	67,401	57,517	36,085	9,884
Total Asset Management Revenue	$142,228	$106,587	$248,815	$182,680	$35,641	$66,135

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Asset management revenue was $142.2 million for the three months ended June 30, 2026, an increase of $35.6 million, compared to $106.6 million for the three months ended March 31, 2026. The increase was primarily attributable to a $36.1 million increase in incentive fees, driven by crystallization events and investment realizations from Sculptor managed funds. Management fees were generally consistent quarter-over-quarter, reflecting stable fee earning AUM.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Asset management revenue was $248.8 million for the six months ended June 30, 2026, an increase of $66.1 million, compared to $182.7 million for the six months ended June 30, 2025. The increase was primarily attributable to $52.0 million of management fees and $6.5 million of incentive fees from Crestline, which was acquired in December 2025, and reflected for a full six months in the current period, as well as an increase in fee earning AUM year-over-year.

Commercial Real Estate Revenue

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Commercial real estate revenue was $182.1 million for the three months ended June 30, 2026, comparable to $178.3 million for the three months ended March 31, 2026, reflecting no significant changes to the underlying leasing portfolio.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Commercial real estate revenue was $360.4 million for the six months ended June 30, 2026, compared to none for the six months ended June 30, 2025, reflecting the acquisition of Elecor in December 2025.

Other Residential-Related Revenue

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Other residential-related revenue was $54.6 million for the three months ended June 30, 2026, comparable to $54.7 million for the three months ended March 31, 2026, reflecting no significant changes to our Guardian and SFR portfolios.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Other residential-related revenue was $109.2 million for the six months ended June 30, 2026, comparable to $109.7 million for the six months ended June 30, 2025, reflecting no significant changes to our Guardian and SFR portfolios.

Interest Expense and Warehouse Line Fees

The following table includes the breakdown of interest expense and warehouse line fees by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended June 30,
Segment	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$225,634	$215,797	$441,431	$576,564	$9,837	$(135,133)
Residential Transitional Lending	43,742	35,659	79,401	65,321	8,083	14,080
Asset Management	23,231	25,574	48,805	22,799	(2,343)	26,006
Investment Portfolio	70,007	76,555	146,562	129,540	(6,548)	17,022
Commercial Real Estate	61,836	58,462	120,298	—	3,374	120,298
Corporate Category	39,664	38,016	77,680	42,698	1,648	34,982
Total Interest Expense and Warehouse Line Fees	$464,114	$450,063	$914,177	$836,922	$14,051	$77,255

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Interest expense and warehouse line fees were $464.1 million for the three months ended June 30, 2026, an increase of $14.1 million, compared to $450.1 million for the three months ended March 31, 2026. The increase was primarily attributable to (i) an increase in mortgage loan production volume and (ii) an increase in borrowing to support growth of the RTL portfolio, partially offset by (iii) Non-QM and consumer loan securitizations during the three months ended June 30, 2026.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Interest expense and warehouse line fees were $914.2 million for the six months ended June 30, 2026, an increase of $77.3 million, compared to $836.9 million for the six months ended June 30, 2025. The increase was primarily attributable to (i) six months of interest expense incurred by Elecor, which was acquired in December 2025, (ii) an increase in average borrowing on MSRs and (iii) an increase in borrowing to support growth of the RTL portfolio, partially offset by (iv) lower Agency securities held during the six months ended June 30, 2026.

General, Administrative and Operating

General, administrative and operating expense consists of the following:

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Legal and professional	$29,209	$37,898	$67,107	$49,032	$(8,689)	$18,075
Loan origination	18,553	19,886	38,439	31,838	(1,333)	6,601
Occupancy	17,201	17,167	34,368	30,802	34	3,566
Subservicing	7,234	11,852	19,086	29,098	(4,618)	(10,012)
Loan servicing	37,175	37,769	74,944	82,255	(594)	(7,311)
Property and maintenance	101,998	106,355	208,353	56,557	(4,357)	151,796
Information technology	35,422	34,619	70,041	62,547	803	7,494
Other	60,557	51,055	111,612	86,630	9,502	24,982
General, Administrative and Operating Expense	$307,349	$316,601	$623,950	$428,759	$(9,252)	$195,191

The following table includes the breakdown of general, administrative and operating expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended June 30,
Segment	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$146,211	$151,269	$297,480	$290,756	$(5,058)	$6,724
Residential Transitional Lending	5,469	6,537	12,006	10,065	(1,068)	1,941
Asset Management	33,082	30,410	63,492	58,078	2,672	5,414
Investment Portfolio	31,711	25,109	56,820	45,154	6,602	11,666
Commercial Real Estate	78,640	84,000	162,640	—	(5,360)	162,640
Corporate Category	12,236	19,276	31,512	24,706	(7,040)	6,806
Total General, Administrative and Operating Expense	$307,349	$316,601	$623,950	$428,759	$(9,252)	$195,191

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

General, administrative and operating expenses were $307.3 million for the three months ended June 30, 2026, a decrease of $9.3 million, compared to $316.6 million for the three months ended March 31, 2026. The decrease was primarily attributable to (i) lower legal and professional fees and (ii) lower subservicing costs, driven by the transfer of certain MSRs to in-house servicing during the second quarter of 2026, partially offset by (iii) higher securitization fees.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

General, administrative and operating expenses were $624.0 million for the six months ended June 30, 2026, an increase of $195.2 million, compared to $428.8 million for the six months ended June 30, 2025. The increase was primarily attributable to (i) a $151.8 million increase in property and maintenance expense, driven by the acquisition of Elecor in December 2025, (ii) a $10.7 million increase driven by acquisition of Crestline in December 2025, and (iii) increases in other expense categories including legal and professional fees and information technology. The increase was partially offset by lower subservicing costs driven by the transfer of certain MSRs to in-house servicing during the six months ended June 30, 2026 and lower loan servicing costs attributable to servicing platform enhancement and automation.

Compensation and Benefits

The following table includes the breakdown of compensation and benefits expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended June 30,
Segment	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$214,708	$207,074	$421,782	$362,871	$7,634	$58,911
Residential Transitional Lending	22,740	20,822	43,562	29,699	1,918	13,863
Asset Management	130,211	113,016	243,227	132,731	17,195	110,496
Investment Portfolio	6,688	5,115	11,803	2,166	1,573	9,637
Commercial Real Estate	11,474	11,282	22,756	—	192	22,756
Corporate Category	24,656	21,101	45,757	38,407	3,555	7,350
Total Compensation and Benefits Expense	$410,477	$378,410	$788,887	$565,874	$32,067	$223,013

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Compensation and benefits expenses were $410.5 million for the three months ended June 30, 2026, an increase of $32.1 million, compared to $378.4 million for the three months ended March 31, 2026. The increase was primarily due to (i) increased amortization related to restricted stock unit grants issued in March 2026 and (ii) higher commissions in Origination and Servicing and Residential Transitional Lending during the three months ended June 30, 2026.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Compensation and benefits expenses were $788.9 million for the six months ended June 30, 2026, an increase of $223.0 million, compared to $565.9 million for the six months ended June 30, 2025. The increase was primarily attributable to increased headcount following the acquisitions of Elecor and Crestline in December 2025, reflecting six months of expenses in the current period compared to none in the prior year period.

Depreciation and Amortization

The following table includes the breakdown of depreciation and amortization expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended June 30,
Segment	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$5,474	$6,088	$11,562	$13,940	$(614)	$(2,378)
Residential Transitional Lending	1,966	1,943	3,909	3,856	23	53
Asset Management	12,040	11,526	23,566	14,732	514	8,834
Investment Portfolio	7,184	8,482	15,666	15,803	(1,298)	(137)
Commercial Real Estate	66,803	64,605	131,408	—	2,198	131,408
Corporate Category	80	—	80	31	80	49
Total Depreciation and Amortization Expense	$93,547	$92,644	$186,191	$48,362	$903	$137,829

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Depreciation and amortization expense was $93.5 million for the three months ended June 30, 2026, comparable to $92.6 million for the three months ended March 31, 2026, reflecting no significant additions or dispositions to the underlying asset base quarter-over-quarter.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Depreciation and amortization expense was $186.2 million for the six months ended June 30, 2026, an increase of $137.8 million, compared to $48.4 million for the six months ended June 30, 2025. The increase was driven by six months of expense incurred by Elecor and Crestline, both acquired in December 2025, which added real estate and lease-related depreciable assets and other intangible assets to the consolidated balance sheet.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended		Six Months Ended June 30,
(dollars in thousands)	June 30, 2026	March 31, 2026	2026	2025	QoQ Change	YoY Change
Real estate and other securities	$3,808	$(27,204)	$(23,396)	$12,986	$31,012	$(36,382)
Residential mortgage loans and REO	(3,869)	(3,705)	(7,574)	10,825	(164)	(18,399)
Derivative and hedging instruments	8,419	2,876	11,295	(18,041)	5,543	29,336
Notes and bonds payable	(231)	(12,270)	(12,501)	713	12,039	(13,214)
Consolidated entities(A)	25,372	19,064	44,436	43,056	6,308	1,380
Insurance company investments	(2,089)	1,272	(817)	—	(3,361)	(817)
Other gains (losses)(B)	24,895	4,813	29,708	(27,941)	20,082	57,649
Realized and unrealized gains (losses), net	56,305	(15,154)	41,151	21,598	71,459	19,553
Other income, net	23,787	22,402	46,189	22,665	1,385	23,524
Other Income, Net	$80,092	$7,248	$87,340	$44,263	$72,844	$43,077
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Other income, net was $80.1 million for the three months ended June 30, 2026, an increase of $72.8 million, compared to $7.2 million for the three months ended March 31, 2026. The increase was primarily attributable to a change from net losses to net gains on real estate and other securities during the three months ended June 30, 2026 driven by changes in interest rates, as well as losses on early extinguishment of debt that occurred during the three months ended March 31, 2026 and did not recur in the current period.

The increase in other gains reflects higher gains on preferred stock from certain equity method investments and gains from the securitization of certain consumer loans during the three months ended June 30, 2026, partially offset by fair value adjustments on RTLs and consumer loans.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Other income, net was $87.3 million for the six months ended June 30, 2026, an increase of $43.1 million, compared to $44.3 million for the six months ended June 30, 2025. The increase was primarily attributable to (i) gains on derivative and hedging instruments during the six months ended June 30, 2026, and (ii) higher gains on public equities and lower losses related to the consumer loan portfolio, partially offset by (iii) losses on real estate and other securities, driven by an increase in the 10-year U.S. Treasury rate year-over-year, (iv) losses on residential mortgage loans and REO and (v) losses on notes and bonds payable, primarily due to the early extinguishment of debt. The increase also reflects higher gains on equity method investments of Elecor, which was acquired in December 2025.

Income Tax Expense (Benefit)

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Income tax expense decreased $25.8 million, which represents a $0.7 million current tax expense decrease and $25.1 million deferred tax expense decrease. The change in deferred tax expense was primarily driven by changes in the fair value of MSRs and swaps held within taxable entities. Current tax expense is driven primarily by income from foreign operations.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Income tax expense increased $99.3 million, which represents the net of a $8.2 million decrease in current tax expense and $107.5 million increase in deferred tax expense. The change in deferred tax expense was primarily driven by changes in the fair value of MSRs and swaps held within taxable entities. The change in current tax expense is driven primarily by income from foreign operations.

Non-Controlling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Non-controlling interests in income (loss) of consolidated subsidiaries was $8.0 million for the three months ended June 30, 2026, an increase of $8.2 million, compared to $(0.1) million for the three months ended March 31, 2026. The increase was driven by gains attributable to non-controlling interests in our Asset Management segment and reduced losses attributable to non-controlling interests in our Commercial Real Estate segment.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Non-controlling interests in income (loss) of consolidated subsidiaries was $7.9 million for the six months ended June 30, 2026, an increase of $3.6 million, compared to $4.3 million for the six months ended June 30, 2025. The increase was driven by gains attributable to non-controlling interests in our Asset Management segment, partially offset by losses attributable to non-controlling interests in our Commercial Real Estate segment.

Redeemable Non-Controlling Interests in Income of Consolidated Subsidiaries

Three months ended June 30, 2026 compared to the three months ended March 31, 2026

Redeemable non-controlling interests in income of consolidated subsidiaries was $3.6 million for the three months ended June 30, 2026, a decrease of $3.4 million, compared to $6.9 million for the three months ended March 31, 2026. The decrease was primarily driven by lower income attributable to redeemable non-controlling interests in a consolidated joint venture during the current period.

Six months ended June 30, 2026 compared to the six months ended June 30, 2025

Redeemable non-controlling interests in income of consolidated subsidiaries was $10.5 million for the six months ended June 30, 2026, an increase of $6.6 million, compared to $3.9 million for the six months ended June 30, 2025. The increase was primarily driven by higher income attributable to redeemable non-controlling interests in a consolidated joint venture, including interests that were newly established during the first quarter of 2025.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the Federal Housing Finance Agency (the “FHFA”), Fannie Mae and Freddie Mac private label servicing and Ginnie Mae for Ginnie Mae servicing, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of June 30, 2026, approximately $1.7 billion of available liquidity was held at NRM and Newrez, of which $1.1 billion was in excess of the regulatory liquidity requirements. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

The FHFA and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to the FHFA, all non-banks have to hold additional origination liquidity of 50 bps times loans HFS plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of June 30, 2026, Rithm Capital maintained compliance with the required capital and liquidity standards. Non-compliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae introduced Risk Based Capital Ratio (“RBCR”) requirements for institutions seeking approval as Ginnie Mae single-family issuers (including those that are non-depository mortgage companies). These institutions are required to maintain a RBCR of at least 6% in addition to continuing to maintain a leverage ratio of at least 6%. In connection with the implementation of this requirement, Ginnie Mae also introduced risk-based capital relief for hedging of MSRs, whereby issuers who have a track record of managing their interest rate exposure through MSRs hedging and who meet prescribed eligibility requirements may qualify for RBCR requirement relief. Compliance with these capital and liquidity requirements may require us to maintain elevated levels of capital and liquidity, which could constrain our operations and adversely affect our returns.

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

Use of Funds

Our primary uses of funds are originating and acquiring investments and related costs, the payment of interest, compensation expense, servicing and subservicing expenses, payment of outstanding commitments (including margins and loan originations), payment of other operating expenses, repayment of borrowings and hedge obligations, payment of dividends and funding of future servicer advances.

As of June 30, 2026, our total outstanding debt obligations amounted to $36.3 billion and are comprised of secured financing agreements, secured notes and bonds payable, Senior Unsecured Notes (as defined below) and notes payable of consolidated entities. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs may only be satisfied with the assets of the respective CFE, and creditors do not have recourse to Rithm Capital Corp.

We have margin exposure on $13.7 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, we may be required to post margin, which could significantly impact our liquidity.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Six Months Ended June 30, 2026
	Outstanding Balance at June 30, 2026	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government and government-backed securities	$4,893,090	$5,008,392	$5,130,519	4.1%
Non-Agency securities	1,031,364	974,766	1,033,972	5.3%
Residential mortgage loans	3,087,611	3,920,973	5,676,795	5.1%
Residential transition loans	1,309,811	1,084,736	1,309,811	5.9%
Secured Notes and Bonds Payable:
MSRs	2,311,706	2,555,560	2,629,627	6.9%
Servicer advances	331,889	589,015	816,898	5.2%
Total / Weighted Average	$12,965,471	$14,133,442	$16,597,622	5.1%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Secured Financing Agreements:
Government and government-backed securities	$4,937,530	$5,080,041	$7,486,216	$7,635,112
Non-Agency securities	995,719	953,581	908,897	889,135
Residential mortgage loans and REO	3,639,578	4,205,495	4,816,525	3,567,661
Residential transition loans	1,243,970	923,732	524,960	537,259
(A)Represents the average for the period the debt was outstanding.

Unsecured Notes

On May 14, 2026, the Company issued $500.0 million aggregate principal amount of its 8.500% senior unsecured notes due 2031 (the “2031 Senior Notes”) due June 1, 2031, with interest payable semi-annually in arrears on each of June 1st and December 1st, commencing on December 1, 2026. Net proceeds from the issuance of the 2031 Senior Notes were approximately $493.7 million, net of commissions and estimated offering expenses payable by the Company. The 2031 Senior Notes mature on June 1, 2031 and are redeemable at any time and from time to time on or after June 1, 2028, at prices ranging from 104.25% to 100% of the principal amount.

On June 20, 2025, the Company issued $500.0 million aggregate principal amount of its 8.000% senior unsecured notes due 2030 (the “2030 Senior Notes”) due July 15, 2030, with interest payable semi-annually in arrears on each of January 15th and July 15th, commencing on January 15, 2026. Net proceeds from the issuance of the 2030 Senior Notes were approximately $495.0 million, net of commissions and estimated offering expenses payable by the Company. The 2030 Senior Notes mature on July 15, 2030 and are redeemable at any time from time to time on or after July 15, 2027, at prices ranging from 104% to 100% of the principal amount.

On March 19, 2024, the Company issued $775.0 million aggregate principal amount of its 8.000% senior unsecured notes due 2029 (the “2029 Senior Notes” and together with the 2031 Senior Notes and the 2030 Senior Notes, the “Senior Unsecured Notes”) due April 1, 2029, with interest payable semi-annually in arrears on each of April 1st and October 1st, commencing on October 1, 2024. Net proceeds from the issuance of the 2029 Senior Notes were approximately $759.0 million, net of discount and commissions and estimated offering expenses payable by the Company. The 2029 Senior Notes mature on April 1, 2029 and are redeemable at any time and from time to time on or after April 1, 2026, at prices ranging from 104% to 100% of the principal amount.

The Company’s senior unsecured notes due October 15, 2025 were fully redeemed during the second quarter of 2025.

The Indenture, dated May 14, 2026, pursuant to which the 2031 Senior Notes were issued (the “2031 Notes Indenture”), the Indenture, dated March 19, 2024, pursuant to which the 2029 Senior Notes were issued (the “2029 Notes Indenture”) and the Indenture, dated June 20, 2025, pursuant to which the 2030 Senior Notes were issued (the “2030 Notes Indenture”), each contain a requirement that the Company maintain Total Unencumbered Assets (as defined in each of the 2031 Notes Indenture, the 2030 Notes Indenture and the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company. For more information regarding our indebtedness, refer to Note 17 of the consolidated financial statements.

Maturities

Our debt obligations as of June 30, 2026, as summarized in Note 17 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Non-recourse(A)	Recourse(B)	Total
July 1 through December 31, 2026	$2,720,141	$10,414,435	$13,134,576
2027	2,778,615	2,247,356	5,025,971
2028	1,311,985	1,544,992	2,856,977
2029	1,444,506	2,387,784	3,832,290
2030	1,990,422	559,281	2,549,703
2031 and thereafter	6,843,874	1,771,627	8,615,501
	$17,089,543	$18,925,475	$36,015,018
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $2.6 billion, $8.5 billion, $0.0 billion and $6.0 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $11.3 billion, $5.8 billion, $1.8 billion and $0.0 billion, respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of June 30, 2026.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management fees and incentive income), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at June 30, 2026 was $1.7 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of June 30, 2026, we had outstanding secured financing agreements with an aggregate face amount of approximately $13.7 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $6.6 billion face amount of our MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets. As of June 30, 2026, our total borrowing capacity under our secured financing arrangements was $28.9 billion with $11.8 billion of available financing under these arrangements. Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if Rithm Capital has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

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

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

	Number of Shares		Liquidation Preference(A)			Carrying Value(C)		Dividends Declared per Share
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025	Three Months Ended June 30,		Six Months Ended June 30,
Series(B)					Issuance Discount			2026	2025	2026	2025
Series A, issued July 2019(D)(G)(I)	4,200,068	4,200,068	$105,002	$105,002	3.15%	$99,822	$99,822	$0.62	$0.66	$1.22	$1.31
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.61	0.65	1.20	1.29
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.57	0.61	1.12	1.20
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44	0.88	0.88
Series E, 8.75% issued September 2025(F)	7,600,000	7,600,000	190,000	190,000	3.15%	183,536	183,536	0.55	—	1.09	—
Series F, 8.75% issued January 2026(E)	10,000,000	—	250,000	—	3.15%	242,125	—	0.55	—	1.24	—
Total	67,564,122	57,564,122	$1,689,104	$1,439,104		$1,632,915	$1,390,790	$3.34	$2.36	$6.75	$4.68
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
(G)Effective August 15, 2024, dividends on each of the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) accrue at a floating rate. For the second quarter 2026 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.802%, respectively, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(H)Effective February 15, 2025, dividends on the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) accumulate at a floating rate. For the second quarter 2026 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 4.969%.
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

Preferred dividends declared for the quarter ended June 30, 2026 were $36.3 million.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

The Company has an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million, from time to time. During the six months ended June 30, 2026, the Company did not issue any shares of common stock under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides flexibility to return capital when deemed accretive to shareholders. During the six months ended June 30, 2026, we did not repurchase any shares of our common stock or our preferred stock.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Dividends declared for the six months ended June 30, 2026 were $279.2 million.

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

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Six Months Ended June 30,
	2026	2025	Change
Beginning of period — cash, cash equivalents and restricted cash	$2,789,413	$1,917,809	$871,604

Net cash provided by operating activities	274,774	864,187	(589,413)
Net cash provided by (used in) investing activities	(1,973,544)	596,742	(2,570,286)
Net cash provided by (used in) financing activities	1,447,943	(1,227,854)	2,675,797
Net increase (decrease) in cash, cash equivalents and restricted cash	(250,827)	233,075	(483,902)

End of Period — Cash, Cash Equivalents and Restricted Cash	$2,538,586	$2,150,884	$387,702

Operating Activities

Net cash provided by operating activities was approximately $0.3 billion and $0.9 billion for the six months ended June 30, 2026 and 2025, respectively. The year-over-year decrease was primarily driven by lower net cash receipts from mortgage loans in the 2026 period.

Investing Activities

Net cash provided by (used in) investing activities was approximately $(2.0) billion and $0.6 billion for the six months ended June 30, 2026 and 2025, respectively. The change in cash flows from investing activities was primarily driven by increased net originations of RTLs and net cash used for insurance company investments during the six months ended June 30, 2026. In addition, the prior-year period included approximately $0.5 billion of net proceeds from sales of Treasury securities and purchases of government-backed securities.

Financing Activities

Net cash provided by (used in) financing activities was approximately $1.4 billion and $(1.2) billion for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily driven by higher net borrowings relating to consumer and residential loans in consolidated entities, partially offset by lower net borrowings on secured notes and bonds during the 2026 period.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described under “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.8 billion. As of June 30, 2026 there was $10.5 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds and other vehicles, primarily related to providing asset management services and, in certain cases, investments in such non-consolidated entities. As of June 30, 2026, our maximum exposure to loss of $1.3 billion represents the potential loss of current investments or income and fees receivable from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of June 30, 2026, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of June 30, 2026, we had the following material contractual obligations:

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
See Note 25 and Note 27 to our consolidated financial statements for information regarding commitments and material contracts entered into subsequent to June 30, 2026, if any. As described in Note 25, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, those certain limited liability companies which hold certain of our consumer loan portfolios have invested in loans with an aggregate of $125.6 million of unfunded and available revolving credit privileges as of June 30, 2026. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Genesis had commitments to fund up to $2.2 billion of additional advances on existing mortgage loans as of June 30, 2026. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment. Rithm Capital has invested in various CRE projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of June 30, 2026, the Company has an unfunded capital commitment to fund up to $73.4 million on an existing loan to a certain CRE borrower. As of June 30, 2026, the Company has unfunded capital commitments of $518.4 million, of which $28.0 million relates to commitments of consolidated funds. Approximately $129.1 million of the commitments will be funded by contributions to the Company from certain current and former employees and executive managing directors. The Company expects to fund these commitments over approximately the next 8 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually. Additionally, the Company, through a consolidated subsidiary, entered into a joint venture which the Company consolidates, with a third party to acquire an interest in an affiliated fund. As of June 30, 2026, the unfunded capital commitment to the consolidated joint venture was $25.0 million, of which $20.0 million is expected to be funded by the third-party.
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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis), including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest Rate Change (bps)	June 30, 2026	December 31, 2025
+50bps	+197.4	-41.2
+25bps	+115.8	+7.7
-25bps	-150.0	-64.5
-50bps	-334.3	-185.6
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

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage Basis Change (bps)	June 30, 2026	December 31, 2025
+20bps	+103.9	+66.8
+10bps	+51.9	+33.4
-10bps	-51.9	-33.4
-20bps	-103.9	-66.8
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

ITEM 1A. RISK FACTORS

For the quarter ended June 30, 2026, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Chief Legal Officer Transition

Effective July 31, 2026, David Zeiden transitioned from his role as Chief Legal Officer of the Company to become Executive Managing Director, General Counsel and Chief Compliance Officer of Sculptor and certain of its subsidiaries. In connection with the foregoing, the Board of Directors appointed Philip Sivin to serve as Chief Legal Officer and Secretary of the Company, effective July 31, 2026.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

4.1	Indenture, dated May 14, 2026, between Rithm Capital Corp. and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 14, 2026).

4.2	Form of Rithm Capital Corp.’s 8.500% senior unsecured notes due 2031 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 14, 2026).

10.1+	First Amendment to the Rithm Capital Corp. 2023 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 21, 2026).

10.2+	Rithm Capital Corp. 2023 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 30, 2023).

31.1*	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed herewith.
**	Exhibit furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

RITHM CAPITAL CORP.

By:	/s/ Michael Nierenberg
Michael Nierenberg
Chairman of the Board, Chief Executive Officer and President
(Principal Executive Officer)

August 4, 2026

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

August 4, 2026