Form 10-Q
period 2026-09-30
Rithm Capital Corp.
filed 2026-11-02
CIK 1556593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or
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
Common stock, $0.01 par value per share: 558,407,031 shares outstanding as of October 28, 2026.

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
•the impact of economic, market and political conditions, both nationally and internationally, including, but not limited to, the impact of geopolitical tensions or conflicts, including the conflict in Iran, wars, tariffs, ongoing inflation, volatile energy prices, government shutdowns, increased market volatility and governmental intervention in the mortgage and credit markets;
•counterparty concentration risk, including, but not limited to, reliance upon a single third-party software-as-a-service provider in our mortgage servicing operations and counterparty concentration in certain of our financing partners;
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
•risks related to our use of new underwriting programs involving cryptocurrency assets;

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
•risks related to our management of real estate investment trusts (“REITs” and each, a “REIT”) and other long-term investment vehicles, such as Rithm Property Trust Inc. (“Rithm Property Trust”), Rithm Perpetual Life Residential Trust (“R-HOME”) and Sculptor Diversified Real Estate Income Trust, Inc.;
•risks related to our acquisitions of Crestline Management, L.P. (“Crestline”) and Paramount Group, Inc. (“Paramount Group” or “Elecor”), including, but not limited to, integration risk and the increased exposure to risks in the CRE industry;
•risks associated with our sponsorship of and investment in Rithm Acquisition Corp., a special purpose acquisition company;
•risks related to the fact that we do not have legal title to the MSRs underlying our Excess MSRs or certain of our servicer advance investments;
•risks related to securitization of any loans originated and/or serviced by our subsidiaries or otherwise acquired by us;
•the higher default risk associated with our consumer loan portfolio;
•our development and use of artificial intelligence (“AI”) technology, which could lead to legal or regulatory actions, harm our reputation or have a significant negative impact on our business;
•the risk of cybersecurity threats and incidents, including those enabled by AI, and technology disruptions or failures;
•risks associated with our single-family rental (“SFR”) business, including, but not limited to, risks related to adverse economic, regulatory or environmental conditions, recent regulation of the SFR industry, the wind-down of our SFR portfolio or other events;
•interest rate fluctuations and changes in credit spreads;
•risk of a prolonged economic slowdown, a lengthy or severe recession, sustained inflationary pressures or declining real estate values, any of which could harm our business;
•our ability to maintain our exclusion from registration under the Investment Company Act of 1940 and limits on our operations from maintaining such exclusion;
•our ability to comply with extensive and often changing federal, state and local governmental regulation on our operations and our subsidiaries, including, but not limited to, our origination and servicing businesses and our entities registered with the Securities and Exchange Commission (“SEC”), including our registered investment advisors;
•our exposure to federal and state regulatory matters and other litigation, which may adversely impact us;
•our ability to obtain and maintain required licenses to purchase, hold, enforce or sell residential mortgage loans and/or MSRs;
•risks related to the legislative and regulatory environment, including, but not limited to, uncertainty regarding the federal conservatorship of Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”, and together with Fannie Mae, “GSEs” and each, a “GSE”), risk retention regulations, legislation permitting modifications to the terms of outstanding loans, recent legislation impacting the SFR industry and the impact of uncertainty surrounding regulatory oversight in the current federal administration;
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
•our ability to maintain our qualification as a REIT for United States (“U.S.”) federal income tax purposes and limits on our operations from maintaining REIT status;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share data)

	September 30, 2026 (Unaudited)	December 31, 2025
Assets
Mortgage servicing rights, at fair value	$12,187,706	$10,359,141
Government and government-backed securities (includes $4,487,253 and $5,230,139 at fair value, respectively)	4,512,203	5,254,905
Residential mortgage loans (includes $4,660,524 and $5,752,169 at fair value, respectively)(A)	4,707,366	5,808,960
Consumer loans, at fair value(A)	826,960	784,399
Residential transition loans, at fair value	3,890,850	2,699,864
Residential mortgage loans subject to repurchase	4,594,747	3,952,792
Real estate, net(A)	4,900,278	6,175,735
Insurance company investments, at fair value	1,198,971	906,454
Cash, cash equivalents and restricted cash(A)	2,449,322	2,656,938
Servicer advances receivable	2,791,248	3,090,613
Other assets (includes $3,146,478 and $2,707,456 at fair value, respectively)(A)	6,029,271	5,583,976
Assets of Consolidated Entities(A):
Investments, at fair value and other assets	8,572,408	5,789,349
Total Assets	$56,661,330	$53,063,126
Liabilities and Equity
Liabilities
Secured financing agreements(A)	$14,235,647	$13,763,802
Secured notes and bonds payable (includes $119,148 and $143,442 at fair value, respectively)(A)	14,011,438	15,203,770
Residential mortgage loan repurchase liability	4,594,747	3,952,792
Unsecured notes, net of issuance costs	1,907,153	1,421,088
Interest sensitive insurance contract liabilities	1,206,009	960,209
Dividends payable	190,451	178,900
Accrued expenses and other liabilities (includes $662,232 and $638,090 at fair value, respectively)(A)	3,484,410	3,349,643
Liabilities of Consolidated Entities(A):
Notes payable, at fair value and other liabilities	7,494,519	4,978,212
Total Liabilities	47,124,374	43,808,416
Commitments and Contingencies (Note 25)
Redeemable Non-controlling Interests of Consolidated Subsidiaries (Note 22)	395,599	314,303
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized, 67,564,122 and 57,564,122 issued and outstanding, $1,689,104 and $1,439,104 aggregate liquidation preference, respectively	1,632,915	1,390,790
Common stock, $0.01 par value, 2,000,000,000 shares authorized, 558,407,031 and 555,880,947 issued and outstanding, respectively	5,584	5,559
Additional paid-in capital	7,068,996	6,982,991
Accumulated deficit	(154,522)	(19,945)
Accumulated other comprehensive income	67,089	71,092
Stockholders’ Equity in Rithm Capital Corp.	8,620,062	8,430,487
Non-controlling interests in equity of consolidated subsidiaries	521,295	509,920
Total Stockholders’ Equity	9,141,357	8,940,407
Total Liabilities and Equity	$56,661,330	$53,063,126
(A)The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs” and each, a “VIE”), including funds and collateralized financing entities (“CFEs” and each, a “CFE”) that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp. As of September 30, 2026 and December 31, 2025, total assets of such consolidated VIEs were $13.7 billion and $10.7 billion, respectively, and total liabilities of such consolidated VIEs were $10.7 billion and $8.2 billion, respectively. See Note 19 for further details.

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Servicing and related fee revenue, net	$595,372	$579,281	$1,789,297	$1,724,899
Change in fair value of MSRs, net of economic hedges (includes realization of cash flows of $(186,553), $(189,881), $(611,883) and $(513,452), respectively)	121,277	(264,351)	(475,827)	(752,734)
Servicing revenue, net	716,649	314,930	1,313,470	972,165
Interest income	479,592	453,786	1,416,064	1,373,501
Gain on originated residential mortgage loans, held-for-sale, net	214,157	196,308	629,413	525,795
Asset management revenue	107,345	84,871	356,160	267,551
Commercial real estate revenue	187,041	—	547,428	—
Other residential-related revenue	51,638	58,319	160,878	168,044
	1,756,422	1,108,214	4,423,413	3,307,056
Expenses
Interest expense and warehouse line fees	480,834	402,690	1,395,011	1,239,612
General, administrative and operating	320,862	213,962	944,812	642,721
Compensation and benefits	382,366	299,073	1,171,253	864,947
Depreciation and amortization	92,428	23,130	278,619	71,492
	1,276,490	938,855	3,789,695	2,818,772
Other Income
Realized and unrealized gains, net	19,746	53,393	60,897	74,991
Other income, net	19,415	14,118	65,604	36,783
	39,161	67,511	126,501	111,774
Income before Income Taxes	519,093	236,870	760,219	600,058
Income tax expense (benefit)	257,819	8,072	321,554	(27,456)
Net Income	261,274	228,798	438,665	627,514
Non-controlling interests in income of consolidated subsidiaries	3,733	3,331	11,619	7,586
Redeemable non-controlling interests in income of consolidated subsidiaries	4,256	3,929	14,792	7,862
Net Income Attributable to Rithm Capital Corp.	253,285	221,538	412,254	612,066
Change in redemption value of redeemable non-controlling interests	—	—	—	15,611
Dividends on preferred stock	36,159	27,876	107,104	82,371
Net Income Attributable to Common Stockholders	$217,126	$193,662	$305,150	$514,084

Net Income per Share of Common Stock
Basic	$0.39	$0.36	$0.55	$0.97
Diluted	$0.38	$0.35	$0.54	$0.95
Weighted Average Number of Shares of Common Stock Outstanding
Basic	558,407,031	541,835,419	557,830,727	532,102,214
Diluted	572,817,609	551,295,686	569,027,578	539,857,368

Dividends Declared per Share of Common Stock	$0.25	$0.25	$0.75	$0.75

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$261,274	$228,798	$438,665	$627,514
Other Comprehensive Income:
Unrealized gain (loss) on available-for-sale securities, net of tax	(5,216)	5,778	(6,325)	13,729
Cumulative translation adjustment, net of tax	789	(844)	2,322	5,159
Comprehensive Income	256,847	233,732	434,662	646,402
Comprehensive income attributable to non-controlling interests	3,733	3,331	11,619	7,586
Comprehensive income attributable to redeemable non-controlling interests	4,256	3,929	14,792	7,862
Comprehensive Income Attributable to Rithm Capital Corp.	$248,858	$226,472	$408,251	$630,954

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2026	67,564,122	$1,632,915	558,407,031	$5,584	$7,033,296	$(226,449)	$71,516	$8,516,862	$534,552	$9,051,414
Dividends declared on common stock	—	—	—	—	—	(139,602)	—	(139,602)	—	(139,602)
Dividends declared on preferred stock	—	—	—	—	—	(36,159)	—	(36,159)	—	(36,159)
Capital contributions	—	—	—	—	—	—	—	—	4,620	4,620
Capital distributions	—	—	—	—	—	—	—	—	(21,610)	(21,610)
Other capital activity	—	—	—	—	570	—	—	570	—	570
Director share grants and stock-based compensation	—	—	—	—	35,130	(5,597)	—	29,533	—	29,533
Comprehensive Income:
Net income	—	—	—	—	—	253,285	—	253,285	3,733	257,018
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(5,216)	(5,216)	—	(5,216)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	789	789	—	789
Total comprehensive income								248,858	3,733	252,591
Balance at September 30, 2026	67,564,122	$1,632,915	558,407,031	$5,584	$7,068,996	$(154,522)	$67,089	$8,620,062	$521,295	$9,141,357

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2025	49,964,122	$1,207,254	530,292,171	$5,303	$6,652,587	$18,399	$64,840	$7,948,383	$110,826	$8,059,209
Dividends declared on common stock	—	—	—	—	—	(138,549)	—	(138,549)	—	(138,549)
Dividends declared on preferred stock	—	—	—	—	—	(27,876)	—	(27,876)	—	(27,876)
Capital contributions	—	—	—	—	—	—	—	—	2,708	2,708
Capital distributions	—	—	—	—	—	—	—	—	(2,697)	(2,697)
Issuance of common stock	—	—	23,904,499	239	290,426	—	—	290,665	—	290,665
Issuance of preferred stock	7,600,000	183,536	—	—	—	—	—	183,536	—	183,536
Director share grants and stock-based compensation	—	—	—	—	18,626	(2,740)	—	15,886	—	15,886
Comprehensive Income:
Net income, excluding amounts attributable to redeemable non-controlling interests	—	—	—	—	—	221,538	—	221,538	3,331	224,869
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	5,778	5,778	—	5,778
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	(844)	(844)	—	(844)
Total comprehensive income, excluding amounts attributable to redeemable non-controlling interests								226,472	3,331	229,803
Balance at September 30, 2025	57,564,122	$1,390,790	554,196,670	$5,542	$6,961,639	$70,772	$69,774	$8,498,517	$114,168	$8,612,685

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	57,564,122	$1,390,790	555,880,947	$5,559	$6,982,991	$(19,945)	$71,092	$8,430,487	$509,920	$8,940,407
Dividends declared on common stock	—	—	—	—	—	(418,781)	—	(418,781)	—	(418,781)
Dividends declared on preferred stock	—	—	—	—	—	(107,104)	—	(107,104)	—	(107,104)
Capital contributions	—	—	—	—	—	—	—	—	35,040	35,040
Capital distributions	—	—	—	—	—	—	—	—	(35,284)	(35,284)
Other capital activity	—	—	—	—	1,592	—	—	1,592	—	1,592
Issuance of preferred stock	10,000,000	242,125	—	—	—	—	—	242,125	—	242,125
Director share grants and stock-based compensation	—	—	2,526,084	25	84,413	(20,946)	—	63,492	—	63,492
Comprehensive Income:
Net income	—	—	—	—	—	412,254	—	412,254	11,619	423,873
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(6,325)	(6,325)	—	(6,325)
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	2,322	2,322	—	2,322
Total comprehensive income								408,251	11,619	419,870
Balance at September 30, 2026	67,564,122	$1,632,915	558,407,031	$5,584	$7,068,996	$(154,522)	$67,089	$8,620,062	$521,295	$9,141,357

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED), CONTINUED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Stockholders’ Equity in Rithm Capital Corp.	Non-controlling Interests in Equity of Consolidated Subsidiaries	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	51,964,122	$1,257,254	520,656,256	$5,206	$6,528,613	$(46,985)	$50,886	$7,794,974	$91,336	$7,886,310
Dividends declared on common stock	—	—	—	—	—	(403,653)	—	(403,653)	—	(403,653)
Dividends declared on preferred stock	—	—	—	—	—	(82,371)	—	(82,371)	—	(82,371)
Capital contributions	—	—	—	—	—	—	—	—	24,571	24,571
Capital distributions	—	—	—	—	—	—	—	—	(9,325)	(9,325)
Issuance of common stock	—	—	32,924,499	329	397,748	—	—	398,077	—	398,077
Issuance of preferred stock	7,600,000	183,536	—	—	—	—	—	183,536	—	183,536
Preferred stock repurchase	(2,000,000)	(50,000)	—	—	—	—	—	(50,000)	—	(50,000)
Director share grants and stock-based compensation	—	—	615,915	7	48,585	(8,285)	—	40,307	—	40,307
Fair value of SPAC warrants at issuance	—	—	—	—	2,304	—	—	2,304	—	2,304
Change in redemption value of redeemable non-controlling interests	—	—	—	—	(15,611)	—	—	(15,611)	—	(15,611)
Comprehensive Income:
Net income, excluding amounts attributable to redeemable non-controlling interests	—	—	—	—	—	612,066	—	612,066	7,586	619,652
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	13,729	13,729	—	13,729
Cumulative translation adjustment, net of tax	—	—	—	—	—	—	5,159	5,159	—	5,159
Total comprehensive income, excluding amounts attributable to redeemable non-controlling interests								630,954	7,586	638,540
Balance at September 30, 2025	57,564,122	$1,390,790	554,196,670	$5,542	$6,961,639	$70,772	$69,774	$8,498,517	$114,168	$8,612,685

See notes to consolidated financial statements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$438,665	$627,514
Adjustments to reconcile net income to net cash flows from operating activities:
Change in fair value of investments, net	(8,526)	(81,668)
Change in fair value of secured notes and bonds payable	(22,140)	26,053
Gain on settlement of investments, net	(215,629)	(19,871)
Gain on sale of originated residential mortgage loans, held-for-sale, net	(629,413)	(525,795)
Gain on transfer of loans to real estate owned (“REO”)	(2,795)	(707)
Depreciation and amortization	278,619	71,492
Deferred financing cost amortization and other accretion	(33,657)	(39,999)
Provision for (reversal of) credit losses on securities, loans and REO	5,089	(4,026)
Non-cash portions of servicing revenue, net	565,439	789,991
Deferred tax provision	307,077	(51,265)
Mortgage loans originated and purchased for sale, net of fees	(47,107,948)	(46,948,096)
Sales proceeds and loan repayment proceeds for residential mortgage loans, held-for-sale	44,441,196	44,240,046
Interest received from servicer advance investments, RMBS, loans and other	38,771	36,264
Principal repayments and sales proceeds of investments of consolidated entities	655,455	750,822
Loan originations and investment purchases of consolidated entities	(216,989)	(531,002)
Changes in:
Servicer advances receivable	205,118	513,220
Other assets	(40,097)	(13,947)
Accrued expenses and other liabilities	27,914	(16,496)
Net cash used in operating activities	(1,313,851)	(1,177,470)

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Investing Activities
Purchase of servicer advance investments	(491,375)	(520,334)
Purchase of government-backed and other securities	—	(1,974,571)
Proceeds from sale of government-backed and other securities	—	1,291
Purchase of Treasury securities	(49,500)	(74,222)
Treasury sales and Treasury securities payable	—	3,269,180
Reverse repurchase agreements entered and repurchase agreements closed	—	(507,863)
Reverse repurchase agreements closed and repurchase agreements entered	—	503,863
Maturity of Treasury securities	50,000	75,000
Purchase of SFR properties, MSRs and other assets	(280,624)	(263,218)
Purchase of residential transition loans	(14,204)	(3,434)
Origination of residential transition loans	(3,786,132)	(2,995,193)
Purchase of consumer loans	(925,426)	(220,962)
Draws on revolving consumer loans	(12,811)	(16,820)
Purchase of commercial real estate	(157,041)	—
Purchase of insurance company investments, at fair value	(605,114)	—
Net settlement of derivatives and hedges	(618,248)	112,461
Return of investments in Excess MSRs	20,490	31,455
Return of investments in equity method investees	55,578	3,343
Principal repayments from servicer advance investments	508,224	557,931
Principal repayments from government, government-backed and other securities	526,698	583,533
Principal repayments from residential mortgage loans	31,517	31,996
Principal repayments from consumer loans	321,461	315,250
Principal repayments and sales proceeds of residential transition loans	1,523,886	1,475,251
Principal repayments and sales proceeds of insurance company investments, at fair value	297,430	—
Principal repayments and sales proceeds of investments of consolidated entities	904,769	814,039
Loan originations and investment purchases of consolidated entities	(95,496)	—
Settlement of sale of MSRs	(2,338)	116
Proceeds from sale of real estate properties	276,448	24,268
Net cash provided by (used in) investing activities	(2,521,808)	1,222,360

RITHM CAPITAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED), CONTINUED
(dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Financing Activities
Repayments of secured financing agreements	(29,295,130)	(43,614,956)
Repayments of warehouse credit facilities	(67,517,922)	(56,363,065)
Repayment of unsecured notes	(18,326)	(291,476)
Net settlement of margin deposits under repurchase agreements and derivatives	(478,735)	245,536
Repayments of secured notes and bonds payable	(6,463,672)	(5,131,021)
Deferred financing fees	(33,913)	(16,838)
Dividends paid on common and preferred stock	(525,047)	(476,770)
Borrowings under secured financing agreements	29,023,417	41,778,417
Borrowings under warehouse credit facilities	68,269,110	57,930,466
Borrowings under residential transition loans financing	—	88,422
Borrowings under secured notes and bonds payable	6,153,708	4,376,797
Proceeds from issuance of unsecured senior notes	495,000	495,000
Proceeds from issuance of debt obligations of consolidated entities	4,342,972	703,042
Repayments of debt obligations of consolidated entities	(870,798)	(276,743)
Premiums collected on insurance contract liabilities	265,208	—
Benefits paid, surrenders and withdrawals on insurance contract liabilities	(58,566)	—
Issuance of common stock	—	398,077
Issuance of preferred stock	242,125	184,015
Repurchase of preferred stock	—	(50,000)
Net proceeds from issuance of Units of SPAC	—	230,000
Contributions from non-controlling and redeemable non-controlling interests	108,768	84,538
Distributions to non-controlling and redeemable non-controlling interests	(42,508)	(10,366)
Other capital activity	1,592	—
Net cash provided by financing activities	3,597,283	283,075
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	(238,376)	327,965
Cash, Cash Equivalents and Restricted Cash, Beginning of Period (Note 12)	2,789,413	1,917,809
Cash, Cash Equivalents and Restricted Cash, End of Period (Note 12)	$2,551,037	$2,245,774

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest and warehouse line fees	$1,406,118	$1,319,811
Cash paid during the period for income taxes, net of refunds	11,398	22,743
Supplemental Schedule of Non-Cash Investing and Financing Activities
Dividends declared but not paid on common and preferred stock	190,451	169,565
Transfer from residential mortgage loans to REO and other assets	31,719	23,384
Liabilities related to deconsolidated CFEs	857,315	—
Retained interests in CFEs	129,585	59,054
Purchase of Agency RMBS, settled after quarter-end		535,039

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

As of September 30, 2026, Rithm Capital conducted its business through the following segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate.

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

Newrez sells substantially all of the mortgage loans it originates into the secondary market. Newrez securitizes loans into residential mortgage-backed securities (“RMBS”) through the Agencies. Loans that do not conform to the guidelines of the Agencies, the Federal Housing Administration (“FHA”), the U.S. Department of Agriculture or the Department of Veterans Affairs (for Ginnie Mae loans or mortgage-backed securitizations) are sold to private investors and/or mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and/or securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such Agencies. In addition to origination and servicing activities, this segment includes operations conducted through wholly owned subsidiaries that provide mortgage- and real estate-related services, including Guardian Asset Management, a provider of field services and property management services, eStreet Appraisal Management LLC, a provider of appraisal services, and Avenue 365 Lender Services, LLC, a provider of title and settlement services.

The Company’s Residential Transitional Lending segment primarily operates through its wholly owned subsidiary, Genesis Capital LLC (“Genesis”), a residential transitional lender and servicer. Genesis originates and manages a portfolio of short-term, business-purpose mortgage loans used by experienced developers of and investors in residential and multifamily real estate to finance transitional projects, including construction, renovation and bridge financings.

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

The Company’s Commercial Real Estate segment includes the ownership, operation and management of a portfolio of CRE assets, primarily consisting of Class A office properties located in New York City and San Francisco. The segment reflects the Company’s expansion into CRE equity ownership and operations, including through the acquisition of Paramount Group, Inc. and certain of its affiliates (collectively, “Paramount Group” or “Elecor”) in December 2025. The Company manages these assets as part of its broader CRE platform, generating revenues primarily from rental revenue and other property-related revenues. In April 2026, the Company announced the rebranding of the Paramount Group platform to Elecor Properties.

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

Risks and Uncertainties — In the normal course of its business, Rithm Capital primarily encounters two significant types of economic risk: credit risk and market risk. Credit risk is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments. Market risk reflects changes in the value of investments due to changes in prepayment rates, interest rates, spreads or other market factors, including risks that impact the value of the collateral underlying Rithm Capital’s investments. Taking into consideration these risks along with estimated prepayments, financings, collateral values, payment histories and other information, Rithm Capital believes that the carrying values of its investments are reasonable. Furthermore, for each of the periods presented, a significant portion of Rithm Capital’s assets are dependent on its servicers’ and subservicers’ abilities to perform their servicing obligations with respect to the residential mortgage loans underlying Rithm Capital’s Excess MSRs, MSRs, servicer advance investments, RMBS issued by either public trusts or private label securitization (“PLS”) entities and loans. If a servicer or subservicer is terminated, Rithm Capital’s right to receive its portion of the cash flows related to interests in servicing related assets may also be terminated. The Company is also subject to significant tax risks. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to U.S. federal corporate income tax (including any applicable alternative minimum tax), which could be material. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses for current accounts receivable and current contract assets under FASB Accounting Standards Codification 606—Revenues from Contracts with Customers. The practical expedient assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted this ASU on January 1, 2026 on a prospective basis, and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This standard requires public companies to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The new standard, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

3. BUSINESS COMBINATIONS AND ASSET ACQUISITIONS

Acquisition of Paramount Group, Inc.

The Company completed the acquisition of Elecor (f/k/a Paramount Group) on December 19, 2025, pursuant to the Agreement and Plan of Merger (including the schedules and exhibits thereto) (the “Elecor Acquisition”) for total consideration of approximately $1.8 billion, which includes transaction costs that were capitalized as part of the asset acquisition. The transaction was accounted for as an asset acquisition, whereby the total purchase price was allocated to the assets acquired and liabilities assumed based on their relative fair values on a pro-rata basis. No goodwill was recognized in connection with the acquisition.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Acquisition of Crestline Management, L.P.

The Company completed the acquisition of Crestline on December 1, 2025, pursuant to the Purchase and Sale Agreement (the “Crestline Acquisition”) as part of its strategy to expand its asset management capabilities by integrating Crestline’s private credit, fund liquidity and insurance and reinsurance strategies with the Company’s existing real estate and credit platforms. The Company accounted for this transaction using the acquisition method which requires, among other things, that the assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

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

The estimate of fair value of assets and liabilities required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that management believes to be reasonable; however, actual results may differ materially from these estimates. The Company’s assessment of fair value of assets acquired and liabilities assumed in connection with the Crestline Acquisition remains preliminary as of September 30, 2026 and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as management obtains additional information related to those estimates during the applicable measurement period. The measurement period will not exceed one year from the acquisition date of December 1, 2025. The most significant items for which the purchase price allocation remains open include intangible assets, other assets, deferred tax assets, other liabilities and goodwill. Measurement period adjustments, if any, will be recognized in the period in which they are determined, with a corresponding adjustment to goodwill. No measurement period adjustments were recorded during the three and nine months ended September 30, 2026.

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

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined revenues and income before income taxes for the three and nine months ended September 30, 2025, prepared as if the Crestline Acquisition had been consummated on January 1, 2024:

	Three Months Ended	Nine Months Ended
Pro Forma	September 30, 2025	September 30, 2025
Revenues	$1,143,880	$3,426,494
Income before income taxes	240,104	613,397

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

4. SEGMENT REPORTING

Rithm Capital conducts its business and generates substantially all of its revenues primarily in the U.S. through operating segments that have been aggregated into the following reportable segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate. Activities that are not directly attributable or not allocated to any of the reportable segments are reported under Corporate as a reconciling item to the Company’s consolidated financial statements. The activities within Corporate primarily consist of general, administrative and operating expenses, corporate cash and related interest income, the Senior Unsecured Notes (as defined in Note 17) and related interest expense and restricted cash and redeemable non-controlling interests related to Class A ordinary shares of Rithm Acquisition Corp., a special purpose acquisition company (the “SPAC”), which is consolidated by the Company.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The Origination and Servicing segment generates revenue through servicing fee revenue, interest income and gain on originated and sold residential mortgage loans. The Residential Transitional Lending segment generates revenue through interest income related to the origination and management of a portfolio of short-term mortgage loans to fund the construction and development of, renovation of or investment in residential and multifamily properties. The Asset Management segment generates revenue primarily through management fees based on assets under management (“AUM”) and accounts managed by the Company and incentive fees based on the performance of funds. The Investment Portfolio segment generates revenue from certain real estate securities, SFR properties, residential mortgage loans, consumer loans and certain ancillary and equity method investments primarily in the form of interest income and other residential-related revenue. The Commercial Real Estate segment generates revenue from rental revenue and real estate-related fee income from CRE properties owned and managed by the Company.

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

The following tables summarize segment financial information, including the Corporate category explained above, which in total reconciles to the same data for Rithm Capital on a consolidated basis:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Three Months Ended September 30, 2026
Servicing and related fee revenue, net	$595,372	$—	$—	$—	$—	$—	$595,372
Change in fair value of MSRs, net of economic hedges (includes realization of cash flows of $(186,553))	121,277	—	—	—	—	—	121,277
Servicing revenue, net	716,649	—	—	—	—	—	716,649
Interest income	259,545	103,594	39,736	71,999	2,065	2,653	479,592
Gain on originated residential mortgage loans, held-for-sale, net	203,793	—	—	10,364	—	—	214,157
Management fees	—	—	91,637	—	1,322	—	92,959
Incentive fees	—	—	14,386	—	—	—	14,386
Asset management revenue	—	—	106,023	—	1,322	—	107,345
Commercial real estate revenue	—	—	—	—	187,041	—	187,041
Other residential-related revenue	25,865	—	—	25,773	—	—	51,638
Total Revenue	1,205,852	103,594	145,759	108,136	190,428	2,653	1,756,422
Interest expense and warehouse line fees	230,843	50,134	29,015	65,440	65,751	39,651	480,834
Other segment expenses(A)	148,472	7,256	32,997	32,440	84,960	14,737	320,862
Compensation and benefits	213,618	23,489	123,558	5,054	6,208	10,439	382,366
Depreciation and amortization	4,852	2,078	11,738	5,743	68,097	(80)	92,428
Total Operating Expenses	597,785	82,957	197,308	108,677	225,016	64,747	1,276,490
Realized and unrealized gains (losses), net	—	2,581	(23,648)	13,598	27,215	—	19,746
Other income (loss), net	(3,251)	1,071	6,414	11,007	1,931	2,243	19,415
Total Other Income (Loss)	(3,251)	3,652	(17,234)	24,605	29,146	2,243	39,161
Income (Loss) before Income Taxes	$604,816	$24,289	$(68,783)	$24,064	$(5,442)	$(59,851)	$519,093
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Nine Months Ended September 30, 2026
Servicing and related fee revenue, net	$1,789,297	$—	$—	$—	$—	$—	$1,789,297
Change in fair value of MSRs, net of economic hedges (includes realization of cash flows of $(611,883))	(475,827)	—	—	—	—	—	(475,827)
Servicing revenue, net	1,313,470	—	—	—	—	—	1,313,470
Interest income	746,918	294,840	106,841	253,394	6,082	7,989	1,416,064
Gain on originated residential mortgage loans, held-for-sale, net	603,496	—	—	25,917	—	—	629,413
Management fees	—	—	269,586	—	4,787	—	274,373
Incentive fees	—	—	81,787	—	—	—	81,787
Asset management revenue	—	—	351,373	—	4,787	—	356,160
Commercial real estate revenue	—	—	—	—	547,428	—	547,428
Other residential-related revenue	74,420	—	—	86,458	—	—	160,878
Total Revenue	2,738,304	294,840	458,214	365,769	558,297	7,989	4,423,413
Interest expense and warehouse line fees	672,274	129,535	77,820	212,002	186,049	117,331	1,395,011
Other segment expenses(A)	445,952	19,262	96,489	89,260	247,600	46,249	944,812
Compensation and benefits	635,400	67,051	366,785	16,857	28,964	56,196	1,171,253
Depreciation and amortization	16,414	5,987	35,304	21,409	199,505	—	278,619
Total Operating Expenses	1,770,040	221,835	576,398	339,528	662,118	219,776	3,789,695
Realized and unrealized gains, net	57	9,006	1,406	23,315	27,113	—	60,897
Other income, net	242	2,440	33,294	25,521	1,853	2,254	65,604
Total Other Income	299	11,446	34,700	48,836	28,966	2,254	126,501
Income (Loss) before Income Taxes	$968,563	$84,451	$(83,484)	$75,077	$(74,855)	$(209,533)	$760,219
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
September 30, 2026
Investments(A)	$19,579,614	$3,892,225	$1,198,971	$3,614,292	$3,939,232	$—	$32,224,334
Cash and cash equivalents(A)	956,176	72,981	269,798	41,092	141,070	227,633	1,708,750
Restricted cash(A)	175,610	28,337	9,806	35,077	246,534	245,208	740,572
Other assets(A)	8,469,025	174,731	1,489,410	2,415,019	546,653	3,785	13,098,623
Goodwill	29,468	55,731	231,444	—	—	—	316,643
Assets of consolidated entities(A)	—	1,191,183	1,254,431	6,126,794	—	—	8,572,408
Total Assets	$29,209,893	$5,415,188	$4,453,860	$12,232,274	$4,873,489	$476,626	$56,661,330
Debt(A)	$16,946,333	$3,276,190	$438,931	$4,636,177	$3,101,130	$1,755,477	$30,154,238
Other liabilities(A)	6,848,480	62,983	1,520,993	463,836	258,870	320,455	9,475,617
Liabilities of consolidated entities(A)	—	1,056,372	994,562	5,443,585	—	—	7,494,519
Total Liabilities	23,794,813	4,395,545	2,954,486	10,543,598	3,360,000	2,075,932	47,124,374
Redeemable Non-controlling Interests of Consolidated Subsidiaries	—	—	150,391	—	—	245,208	395,599
Total Stockholders’ Equity	5,415,080	1,019,643	1,348,983	1,688,676	1,513,489	(1,844,514)	9,141,357
Non-controlling interests in equity of consolidated subsidiaries	9,869	—	70,078	56,646	384,702	—	521,295
Stockholders’ Equity in Rithm Capital Corp.	$5,405,211	$1,019,643	$1,278,905	$1,632,030	$1,128,787	$(1,844,514)	$8,620,062
Investments in Equity Method Investees	$25,908	$29,031	$255,119	$322,858	$351,210	$—	$984,126

December 31, 2025
Total Assets(A)	$27,459,943	$4,057,146	$4,514,978	$10,687,181	$5,885,235	$458,643	$53,063,126
(A)The Company’s consolidated balance sheets include assets and liabilities of consolidated VIEs, including funds and CFEs that are presented separately within assets and liabilities of consolidated entities. VIE assets can only be used to settle obligations and liabilities of the VIEs. VIE creditors do not have recourse to Rithm Capital Corp.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Three Months Ended September 30, 2025
Servicing and related fee revenue, net	$579,281	$—	$—	$—	$—	$—	$579,281
Change in fair value of MSRs, net of economic hedges (includes realization of cash flows of $(189,881))	(264,351)	—	—	—	—	—	(264,351)
Servicing revenue, net	314,930	—	—	—	—	—	314,930
Interest income	309,878	77,606	10,601	52,480	—	3,221	453,786
Gain on originated residential mortgage loans, held-for-sale, net	182,446	—	—	13,862	—	—	196,308
Management fees	—	—	65,146	—	—	—	65,146
Incentive fees	—	—	19,725	—	—	—	19,725
Asset management revenue	—	—	84,871	—	—	—	84,871
Commercial real estate revenue	—	—	—	—	—	—	—
Other residential-related revenue	28,946	—	—	29,373	—	—	58,319
Total Revenue	836,200	77,606	95,472	95,715	—	3,221	1,108,214
Interest expense and warehouse line fees	254,253	36,785	6,181	78,767	—	26,704	402,690
Other segment expenses(A)	141,525	5,112	26,926	19,248	—	21,151	213,962
Compensation and benefits	198,213	15,805	65,590	1,032	—	18,433	299,073
Depreciation and amortization	6,342	1,936	7,423	7,429	—	—	23,130
Total Operating Expenses	600,333	59,638	106,120	106,476	—	66,288	938,855
Realized and unrealized gains, net	—	3,145	6,628	43,620	—	—	53,393
Other income (loss), net	(1,756)	138	10,987	4,742	—	7	14,118
Total Other Income (Loss)	(1,756)	3,283	17,615	48,362	—	7	67,511
Income (Loss) before Income Taxes	$234,111	$21,251	$6,967	$37,601	$—	$(63,060)	$236,870
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
Nine Months Ended September 30, 2025
Servicing and related fee revenue, net	$1,724,899	$—	$—	$—	$—	$—	$1,724,899
Change in fair value of MSRs, net of economic hedges (includes realization of cash flows of $(513,452))	(752,734)	—	—	—	—	—	(752,734)
Servicing revenue, net	972,165	—	—	—	—	—	972,165
Interest income	912,379	219,519	27,855	206,413	—	7,335	1,373,501
Gain on originated residential mortgage loans, held-for-sale, net	502,378	—	—	23,417	—	—	525,795
Management fees	—	—	190,309	—	—	—	190,309
Incentive fees	—	—	77,242	—	—	—	77,242
Asset management revenue	—	—	267,551	—	—	—	267,551
Commercial real estate revenue	—	—	—	—	—	—	—
Other residential-related revenue	82,123	—	—	85,921	—	—	168,044
Total Revenue	2,469,045	219,519	295,406	315,751	—	7,335	3,307,056
Interest expense and warehouse line fees	830,817	102,106	28,980	208,307	—	69,402	1,239,612
Other segment expenses(A)	432,281	15,177	85,004	64,402	—	45,857	642,721
Compensation and benefits	561,084	45,504	198,321	3,198	—	56,840	864,947
Depreciation and amortization	20,282	5,792	22,155	23,232	—	31	71,492
Total Operating Expenses	1,844,464	168,579	334,460	299,139	—	172,130	2,818,772
Realized and unrealized gains (losses), net	—	11,997	764	62,891	—	(661)	74,991
Other income (loss), net	4,561	(716)	23,949	10,186	—	(1,197)	36,783
Total Other Income (Loss)	4,561	11,281	24,713	73,077	—	(1,858)	111,774
Income (Loss) before Income Taxes	$629,142	$62,221	$(14,341)	$89,689	$—	$(166,653)	$600,058
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

5. MORTGAGE SERVICING RIGHTS

The following table summarizes activity related to MSRs:

Balance at December 31, 2025	$10,359,141
Acquisitions	15,863
Originations(A)	1,008,821
Sales and settlements	2,338
Change in Fair Value due to:
Realization of cash flows(B)	(615,984)
Change in valuation inputs and assumptions	1,417,527
Balance at September 30, 2026	$12,187,706
(A)Represents MSRs retained on the sale of originated residential mortgage loans. Includes $178.8 million of MSRs capitalized through co-issue with third parties for the nine months ended September 30, 2026.
(B)Based on the paydown of the underlying residential mortgage loans.

The following table summarizes components of servicing revenue, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing fee revenue, net	$548,178	$532,052	$1,642,548	$1,577,233
Ancillary and other fees	47,194	47,229	146,749	147,666
Servicing and related fee revenue, net	595,372	579,281	1,789,297	1,724,899
Change in Fair Value due to:
Realization of cash flows(A)	(186,553)	(189,881)	(611,883)	(513,452)
Change in valuation inputs and assumptions, net of realized gains (losses)(B)	988,301	(219,555)	1,398,115	(623,387)
Gains (losses) on MSR economic hedges	(680,471)	145,085	(1,262,059)	384,105
Servicing Revenue, Net	$716,649	$314,930	$1,313,470	$972,165
(A)Net of realization of cash flows related to MSR financing liability of $1.6 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $4.1 million and $3.0 million for the nine months ended September 30, 2026 and 2025, respectively.
(B)Net of change in valuation inputs and assumptions related to MSR financing liability of $(9.4) million and $(8.6) million for the three months ended September 30, 2026 and 2025, respectively, and $(19.4) million and $(5.4) million for the nine months ended September 30, 2026 and 2025, respectively.

The following table summarizes MSRs by type as of September 30, 2026 and December 31, 2025:

	Unpaid Principal Balance (“UPB”) of Underlying Mortgages	Weighted Average Life (Years)(A)	Carrying Value(B)
September 30, 2026
GSE	$373,274,142	6.4	$7,107,993
Non-Agency	66,635,528	5.7	1,036,513
Ginnie Mae	156,264,178	6.6	4,043,200
Total / Weighted Average	$596,173,848	6.4	$12,187,706
December 31, 2025
GSE	$376,982,090	6.2	$6,051,855
Non-Agency	66,874,608	5.6	894,988
Ginnie Mae	151,675,782	6.1	3,412,298
Total / Weighted Average	$595,532,480	6.1	$10,359,141
(A)Represents the weighted average expected timing of the receipt of expected cash flows for this investment.
(B)Represents the fair value for this investment. As of September 30, 2026 and December 31, 2025, weighted average discount rates of 8.3% (range of 7.9% – 9.6%) and 8.4% (range of 8.0% - 10.3%), respectively, were used to value Rithm Capital’s MSRs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loans Subject to Repurchase

Rithm Capital, through Newrez, is an approved issuer of Ginnie Mae mortgage-backed securities (“MBS”) and originates and securitizes government-insured residential mortgage loans. As the issuer of the Ginnie Mae guaranteed securitizations, Rithm Capital has the unilateral right to repurchase loans from the securitizations when they are delinquent for more than 90 days. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. As a result, once the delinquency criteria have been met and regardless of whether the repurchase option has been exercised, the Company recognizes delinquent loans as if they had been repurchased with a corresponding liability. As of September 30, 2026 and December 31, 2025, Rithm Capital reflected approximately $4.6 billion and $4.0 billion, respectively, in residential mortgage loans subject to repurchase and residential mortgage loan repurchase liability on its consolidated balance sheets. Rithm Capital may re-pool repurchased loans into new Ginnie Mae securitizations upon re-performance of the loan or otherwise sell to third-party investors. The Company does not change the accounting for MSRs related to previously sold loans upon re-recognizing loans eligible for repurchase. Rather, upon repurchase of a loan, the MSR is written off. As of September 30, 2026 and December 31, 2025, Rithm Capital held approximately $0.6 billion and $0.5 billion, respectively, of such repurchased loans, which are classified as held-for-sale (“HFS”) and are presented within residential mortgage loans on the consolidated balance sheets.

Geographic Distributions

The table below summarizes the geographic distribution of the residential mortgage loans underlying the MSRs:

	Percentage of Total Outstanding Unpaid Principal Amount
State Concentration	September 30, 2026	December 31, 2025
California	15.3%	15.8%
Florida	8.0%	8.1%
Texas	6.7%	6.7%
New York	5.7%	5.7%
Washington	4.9%	5.0%
New Jersey	3.8%	3.9%
Virginia	3.8%	3.8%
Maryland	3.5%	3.4%
Georgia	3.2%	3.2%
Illinois	3.1%	3.2%
Other U.S.	42.0%	41.2%
	100.0%	100.0%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loan Servicing

Newrez performs servicing of residential mortgage loans for unaffiliated parties under servicing agreements. The servicing agreements do not meet the criteria to be recognized as a servicing right asset and, therefore, are not recognized in the consolidated balance sheets. The UPB of residential mortgage loans serviced for others as of September 30, 2026 and December 31, 2025 was $266.5 billion and $242.8 billion, respectively. Rithm Capital earned servicing revenue of $91.3 million and $77.0 million for the three months ended September 30, 2026 and 2025, respectively, and $267.6 million and $231.5 million for the nine months ended September 30, 2026 and 2025, respectively, related to unaffiliated serviced loans presented within servicing revenue, net in the consolidated statements of operations.

Servicer Advances Receivable

In connection with Rithm Capital’s ownership of MSRs, the Company assumes the obligation to serve as a liquidity provider to initially fund servicer advances on the underlying pool of mortgages it services (Note 25). These servicer advances are recorded when advanced and are included in servicer advances receivable on the consolidated balance sheets.

The table below summarizes the type of advances included in the servicer advances receivable:

	September 30, 2026	December 31, 2025
Principal and interest advances	$547,468	$539,371
Escrow advances (taxes and insurance advances)	1,331,599	1,735,259
Foreclosure advances	1,050,211	941,658
Gross advance balance(A)(B)(C)	2,929,278	3,216,288
Reserves, impairment, unamortized discount, net of recovery accruals	(138,030)	(125,675)
Total Servicer Advances Receivable	$2,791,248	$3,090,613
(A)Includes $504.3 million and $738.7 million as of September 30, 2026 and December 31, 2025 of servicer advances receivable related to GSE MSRs, respectively, recoverable either from the borrower or the Agencies.
(B)Includes $577.5 million and $576.7 million as of September 30, 2026 and December 31, 2025 of servicer advances receivable related to Ginnie Mae MSRs, respectively, recoverable from either the borrower or Ginnie Mae.
(C)Expected losses for advances associated with loans in the MSR portfolio are considered in the MSR fair value through a non-reimbursable advance loss assumption.

Rithm Capital’s servicer advances receivable related to non-Agency MSRs generally have the highest reimbursement priority pursuant to the underlying servicing agreements (i.e., rank “top of the waterfall”), and Rithm Capital is generally entitled to repayment from the respective loan or REO liquidation proceeds before any interest or principal is paid on the notes issued by the trust. In most cases, advances in excess of the respective loan or REO liquidation proceeds may be recovered from pool-level proceeds. Furthermore, to the extent that advances are not recoverable by Rithm Capital as a result of the subservicer’s failure to comply with applicable requirements in the relevant servicing agreements, Rithm Capital has a contractual right to be reimbursed by the subservicer. For advances on loans that have been liquidated, sold, paid in full, modified or are delinquent, the Company provisioned $133.4 million, or 4.6%, and $121.5 million, or 3.8%, for expected non-recovery of advances as of September 30, 2026 and December 31, 2025, respectively.

The following table summarizes servicer advances provision activity during the period:

Balance at December 31, 2025	$121,537
Provision	94,043
Write-offs	(82,160)
Balance at September 30, 2026	$133,420

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

The following table summarizes Agency and Treasury securities classified as available-for-sale (“AFS”) or designated at fair value under the FVO election:

	September 30, 2026								December 31, 2025
	Outstanding Face Amount	Gross Unrealized			Number of Securities	Weighted Average
		Gains	Losses	Carrying Value(A)		Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Securities Designated as AFS:
Agency(C)(D)	$61,947	$—	$—	$52,457	1	3.5%	3.5%	11.4	$58,523
Securities Designated at FVO:
Agency(C)	4,759,574	—	(223,123)	4,434,796	22	5.0%	5.0%	8.5	5,171,616
Total / Weighted Average	$4,821,521	$—	$(223,123)	$4,487,253	23	5.0%	5.0%	8.6	$5,230,139
(A)Carrying value is equal to the fair value for all securities. See Note 18 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)All fixed-rate as of September 30, 2026 and December 31, 2025.
(D)Expected loss is realized through allowance for credit losses.

The following table summarizes Treasury securities classified as held-to-maturity:

						Weighted Average
	Outstanding Face Amount	Amortized Cost / Carrying Value	Fair Value(A)	Unrecognized Losses	Number of Securities	Yield	Life (Years)
September 30, 2026	$25,000	$24,950	$24,949	$(1)	1	3.9%	0.05
December 31, 2025	25,000	24,766	24,762	(4)	1	3.5%	0.30
(A)See Note 18 regarding the fair value measurements.

The following table summarizes purchases and sales of Agency and Treasury securities:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Treasury	Agency	Treasury	Agency	Treasury	Agency	Treasury	Agency
Purchases:
Face	$25,000	$—	$25,000	$1,034,285	$50,000	$—	$75,000	$2,390,086
Purchase price	24,780	—	24,755	1,030,943	49,500	—	74,222	2,357,838

Sales:
Face	$—	$—	$1,250,000	$—	$—	$—	$3,250,000	$1,274
Amortized cost	—	—	1,254,648	—	—	—	3,257,383	1,349
Sale price	—	—	1,255,371	—	—	—	3,269,180	1,291
Gain (loss) on sale	—	—	723	—	—	—	11,797	(58)

As of September 30, 2026, Rithm Capital had no unsettled government and government-backed securities trades.

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

Loans are accounted for based on Rithm Capital’s strategy and management’s intent and whether the loan was credit-impaired at the date of acquisition. As of September 30, 2026, Rithm Capital accounts for loans based on the following categories:

•Loans, held-for-investment (“HFI”), at fair value
•Loans, HFS, at lower of cost or fair value
•Loans, HFS, at fair value
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

The following table summarizes residential mortgage loans outstanding by loan type:

	September 30, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$5,761,801	$5,531,207	14,802	6.2%	27.2	$3,265,142

Residential mortgage loans, HFI, at fair value	$280,575	$247,729	5,668	8.7%	4.9	$324,688
Residential Mortgage Loans, HFS:
Acquired performing loans	42,111	36,830	1,340	7.4%	4.2	45,861
Acquired non-performing loans(C)	12,036	10,012	167	9.3%	4.1	10,930
Residential mortgage loans, HFS	54,147	46,842	1,507	7.8%	4.2	56,791
Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(D)	1,707,155	1,697,106	3,888	6.8%	10.3	1,612,154
Acquired non-performing loans(C)(E)	355,685	315,496	1,486	5.6%	27.5	299,413
Originated loans	2,407,194	2,400,193	8,687	6.8%	28.9	3,515,914
Residential mortgage loans, HFS, at fair value	4,470,034	4,412,795	14,061	6.7%	21.7	5,427,481
Total Residential Mortgage Loans	$4,804,756	$4,707,366	21,236			$5,808,960
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
(D)Includes $209.2 million UPB of Ginnie Mae early buyout options.
(E)Includes $342.8 million UPB of Ginnie Mae early buyout options on accrual status as recovery of contractual cash flows are guaranteed by the FHA as of September 30, 2026.

See Note 17 regarding the financing of residential mortgage loans.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of residential mortgage loans on the consolidated balance sheets:

	September 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$4,383,659	$4,335,479	$(48,180)	$5,358,662	$5,437,702	$79,040
90+	421,097	371,887	(49,210)	405,526	371,258	(34,268)
Total	$4,804,756	$4,707,366	$(97,390)	$5,764,188	$5,808,960	$44,772

The following table summarizes the activity related to residential mortgage loans by loan classification:

	Loans, HFI, at Fair Value	Loans, HFS, at Lower of Cost or Fair Value	Loans, HFS, at Fair Value	Total
Balance at December 31, 2025	$324,688	$56,791	$5,427,481	$5,808,960
Originations	—	—	40,711,416	40,711,416
Sales	—	(2,123)	(44,684,273)	(44,686,396)
Purchases/additional fundings	—	—	6,396,532	6,396,532
Proceeds from repayments	(31,517)	(6,280)	(163,144)	(200,941)
Net transfer of loans to/from other assets(A)	—	(339)	(3,328,558)	(3,328,897)
Transfer of loans to REO	(2,202)	(194)	(1,716)	(4,112)
Transfers of loans (from) HFI/to HFS	(33,313)	—	33,313	—
Valuation (provision) reversal on loans	—	(1,204)	—	(1,204)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(1,851)	—	214	(1,637)
Other factors	(8,076)	191	21,530	13,645
Balance at September 30, 2026	$247,729	$46,842	$4,412,795	$4,707,366
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the components of gain on originated residential mortgage loans, HFS, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Loss on residential mortgage loans originated and sold, net(A)	$(122,346)	$(135,071)	$(397,469)	$(551,923)
Gain (loss) on settlement of residential mortgage loan origination derivative instruments(B)	39,798	(105,636)	68,617	(67,867)
MSRs retained on transfer of residential mortgage loans(C)	220,911	360,212	829,983	1,056,434
Other(D)	19,933	15,663	51,701	52,039
Realized gain on sale of originated residential mortgage loans, net	158,296	135,168	552,832	488,683
Change in fair value of residential mortgage loans	(80,858)	44,175	(81,374)	81,846
Change in fair value of interest rate lock commitments (Note 16)	(51,953)	(29,957)	(39,645)	9,271
Change in fair value of derivative instruments (Note 16)	188,672	46,922	197,600	(54,005)
Gain on Originated Residential Mortgage Loans, HFS, Net	$214,157	$196,308	$629,413	$525,795
(A)Includes residential mortgage loan origination fees of $136.8 million and $296.4 million for the three months ended September 30, 2026 and 2025, respectively, and $520.5 million and $742.3 million for the nine months ended September 30, 2026 and 2025, respectively. Includes gain/(loss) on residential mortgage loan securitizations accounted for as sales of $(1.3) million and $(0.8) million for the three months ended September 30, 2026 and 2025, respectively, and $38.0 million and $24.2 million for the nine months ended September 30, 2026 and 2025, respectively.
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

Pursuant to the forward flow agreement with Upgrade, entered into by the Company on July 31, 2025 (the “Effective Date”), and as amended on each of March 13, 2026 and August 21, 2026, Rithm Capital will purchase consumer home improvement loans over the period from the Effective Date through the expiry on August 21, 2027. The amendments revised concentration limits, extended the expiry from October 31, 2026 to August 21, 2027 and provided for additional purchase commitments of $1.2 billion in UPB over the 12 months following August 21, 2026. Each individual purchase is at Rithm Capital’s discretion, subject to negotiated prices on a best efforts basis, and certain conditions. As of September 30, 2026, the Company has purchased $1.5 billion UPB of loans under this agreement.

Securitized loans are presented within investments, at fair value and other assets within assets of consolidated entities on the consolidated balance sheets. See Note 19 for additional details on the securitization of these loans.

The Company has invested in SpringCastle loans with an aggregate of $122.4 million of unfunded and available revolving credit privileges as of September 30, 2026. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at the Company’s discretion.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes characteristics of consumer loans, at fair value under the FVO election and consumer loans held by consolidated CFEs:

	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)
September 30, 2026
Investments of consolidated CFEs(A)	$553,153	$545,440	13.4%	10.6

Upgrade	$634,543	$612,533	15.8%	10.2
SpringCastle	139,060	140,481	18.1%	3.5
Marcus	177,749	73,946	11.1%	0.5
Total Consumer Loans, at Fair Value	$951,352	$826,960	15.3%	7.4

December 31, 2025
Upgrade	$471,651	$450,119	13.5%	10.9
SpringCastle	164,119	167,807	18.0%	3.7
Marcus	295,074	166,473	11.2%	0.6
Total Consumer Loans, at Fair Value	$930,844	$784,399	13.6%	6.4
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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of consumer loans, at fair value on the consolidated balance sheets:

	September 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB	UPB	Carrying Value(A)	Carrying Value Over (Under) UPB
SpringCastle:
Current	$136,174	$137,606	$1,432	$160,524	$164,175	$3,651
90+	2,886	2,875	(11)	3,595	3,632	37
Total SpringCastle	139,060	140,481	1,421	164,119	167,807	3,688

Marcus:
Current	$62,370	$62,339	$(31)	$151,530	$151,985	$455
90+	115,379	11,607	(103,772)	143,544	14,488	(129,056)
Total Marcus	177,749	73,946	(103,803)	295,074	166,473	(128,601)

Upgrade:
Current	$633,943	$611,954	$(21,989)	$471,108	$449,601	$(21,507)
90+	600	579	(21)	543	518	(25)
Total Upgrade	634,543	612,533	(22,010)	471,651	450,119	(21,532)

	$951,352	$826,960	$(124,392)	$930,844	$784,399	$(146,445)
(A)Consumer loans are carried at fair value. See Note 18 regarding fair value measurements.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for consumer loans, at fair value for the period:

Balance at December 31, 2025	$784,399
Transfer to investments of consolidated CFEs	(608,094)
Additional fundings(A)	12,811
Purchases	925,426
Proceeds from repayments	(321,461)
Accretion of loan discount and premium amortization, net	22,262
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(3,648)
Other factors	15,265
Balance at September 30, 2026	$826,960
(A)Represents draws on consumer loans with revolving privileges.

9. REAL ESTATE, NET

The following table presents the composition of real estate, net:

	September 30, 2026	December 31, 2025
Commercial real estate	$3,939,232	$5,156,248
Single-family rental properties	938,369	1,004,917
Real estate owned	22,677	14,570
Real Estate, Net	$4,900,278	$6,175,735

Commercial Real Estate

The Company owns and operates a portfolio of high-quality, Class A office properties in New York City and San Francisco, which are managed as part of the Company’s broader real estate platform. CRE properties are classified as HFI, carried at cost less accumulated depreciation and any impairment and presented within real estate, net on the consolidated balance sheets.

The following table summarizes the net carrying value of CRE:

	Depreciable Life (Years)(A)	September 30, 2026	December 31, 2025
Commercial Real Estate Tangible Assets:
Land	N/A	$1,391,690	$1,721,869
Buildings and improvements	5 to 40	1,846,923	2,300,895
Total commercial real estate tangible assets, at cost		3,238,613	4,022,764
Accumulated depreciation		(74,575)	(4,007)
Total commercial real estate tangible assets, net		3,164,038	4,018,757

Commercial Real Estate Intangible Assets:
In-place leases	7.7	782,166	1,044,592
Above-market leases	5.6	94,997	99,831
Total commercial real estate intangible assets, gross		877,163	1,144,423

In-place leases accumulated amortization		(88,706)	(6,347)
Above-market leases accumulated amortization		(13,263)	(585)
Total accumulated amortization		(101,969)	(6,932)

Total commercial real estate intangible assets, net		775,194	1,137,491

Commercial Real Estate, Net		$3,939,232	$5,156,248
(A)The estimated useful lives of CRE intangible assets represent the weighted-average useful life.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Depreciation expense of CRE was $32.4 million and $94.8 million for the three and nine months ended September 30, 2026, respectively, and is presented in depreciation and amortization in the consolidated statements of operations. Amortization expense of lease intangible assets was $39.6 million and $117.2 million for the three and nine months ended September 30, 2026, respectively, and is presented in depreciation and amortization in the consolidated statements of operations, except as it relates to the amortization of above-market leases, which is included in commercial real estate revenue in the consolidated statements of operations.

The Company did not record any impairment loss on its commercial real estate assets for the three and nine months ended September 30, 2026.

The following table summarizes the activity for the period related to the net carrying value of CRE:

	Commercial Real Estate Tangible Assets	Commercial Real Estate Intangible Assets	Total Commercial Real Estate, Net
Balance at December 31, 2025	$4,018,757	$1,137,491	$5,156,248
Other	23,734	(980)	22,754
Acquisitions and capital improvements	157,041	—	157,041
Dispositions	(940,742)	(244,159)	(1,184,901)
Depreciation and amortization expense(A)	(94,752)	(117,158)	(211,910)
Balance at September 30, 2026	$3,164,038	$775,194	$3,939,232
(A)Includes $13.2 million of amortization expense for the nine months ended September 30, 2026 related to the Company’s above-market lease intangible assets, which is presented within commercial real estate revenue on the consolidated statements of operations.

During the third quarter of 2026, the Company, through Elecor, sold a 49% interest in a CRE joint venture that owns a certain real estate property to an unrelated third party. Elecor will continue to manage the property. The Company deconsolidated the CRE joint venture and recognized its retained interest at fair value, determined based on the transaction price plus capitalized transaction costs. The retained interest is accounted for under the equity method and is presented within other assets on the consolidated balance sheets. The Company recognized a $26.8 million gain on sale, including a gain attributable to remeasurement of the retained interest to fair value, within realized and unrealized gains (losses), net on the consolidated statements of operations. Following the transaction, the CRE joint venture is a related party of the Company.

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

The following table summarizes rental revenue and other variable revenue based on the specific lease terms presented in commercial real estate revenue on the consolidated statements of operations for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenue	$150,704	$—	$459,964	$—
Other variable revenue	36,337	—	87,464	—
Total	$187,041	$—	$547,428	$—

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the future minimum rental revenue under existing leases on CRE properties as of September 30, 2026:

October 1 through December 31, 2026	$89,147
2027	422,011
2028	449,751
2029	449,831
2030	410,845
2031 and thereafter	1,927,517
Total	$3,749,102

The following table summarizes the expected future amortization expense for lease intangible assets as of September 30, 2026:

Year Ending	Amortization Expense
October 1 through December 31, 2026	$33,169
2027	132,805
2028	130,029
2029	121,327
2030	97,664
2031 and thereafter	260,200
Total	$775,194

In connection with the Elecor Acquisition, the Company recognized intangible liabilities related to below-market leases, which are presented in accrued expenses and other liabilities in the consolidated balance sheets. See Note 14 for further details.

Single-Family Rental Properties

The Company manages a geographically diversified portfolio of SFR properties. The Company owns SFR properties classified as both HFI and HFS. SFR properties, HFI are carried at cost less accumulated depreciation and impairment. SFR properties, HFS are managed for near term sale and disposition and are measured at the lower of carrying value or fair value less estimated cost to sell and are not subject to depreciation. SFR properties, HFI and HFS are presented within real estate, net on the consolidated balance sheets.

The following table summarizes the net carrying value of investments in SFR properties:

	September 30, 2026	December 31, 2025
Land	$187,979	$192,335
Building	708,772	759,716
Capital improvements	158,940	163,496
Total gross investment in SFR properties	1,055,691	1,115,547
Accumulated depreciation	(117,322)	(110,630)
Investment in SFR Properties, Net	$938,369	$1,004,917

Depreciation expense related to SFR properties, HFI was $5.4 million and $6.9 million for the three months ended September 30, 2026 and 2025, respectively, and $19.0 million and $21.7 million for the nine months ended September 30, 2026 and 2025, respectively, and is presented in depreciation and amortization in the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity for the period related to the net carrying value of investments in SFR properties:

	SFR Properties, HFI	SFR Properties, HFS	Total
Balance at December 31, 2025	$999,102	$5,815	$1,004,917
Acquisitions and capital improvements	60,513	281	60,794
Transfers to (from) HFS/HFI	(383,695)	383,695	—
Dispositions	—	(108,304)	(108,304)
Depreciation expense	(19,038)	—	(19,038)
Balance at September 30, 2026	$656,882	$281,487	$938,369

Rithm Capital generally rents its SFR properties under non-cancelable lease agreements with a term of one to two years.

The following table summarizes rental revenue and other variable revenue presented in other residential-related revenue on the consolidated statements of operations based on the specific lease terms for the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Rental revenue	$15,213	$19,920	$53,804	$58,814
Other variable revenue	2,457	2,697	7,218	7,582
Total	$17,670	$22,617	$61,022	$66,396

The following table summarizes the future minimum rental revenue under existing leases on SFR properties as of September 30, 2026:

October 1 through December 31, 2026	$12,126
2027 and thereafter	21,862
Total	$33,988

The following table summarizes SFR portfolio activity for the period by number of properties:

	SFR Properties, HFI	SFR Properties, HFS	Total
Balance at December 31, 2025	3,985	21	4,006
Acquisition of SFR properties	133	—	133
Transfer to (from) HFS/HFI	(1,430)	1,430	—
Disposition of SFR properties	—	(404)	(404)
Balance at September 30, 2026	2,688	1,047	3,735

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes residential transition loans (“RTLs” and each, an “RTL”), at fair value, and RTLs held by consolidated entities by loan type:

	RTLs - Carrying Value(A)	RTLs of Consolidated Entities - Carrying Value(A)	Total Carrying Value	% of Portfolio	Loan Count	% of Portfolio	Weighted Average Yield	Weighted Average Original Life (Months)	Weighted Average Committed Loan Balance to Value(B)
September 30, 2026
Construction	$1,408,868	$530,016	$1,938,884	35.8%	572	28.9%	10.4%	23.7	74.0% / 62.2%
Bridge	1,928,417	720,376	2,648,793	48.8%	645	32.6%	9.0%	24.5	42.5%
Renovation	553,565	279,190	832,755	15.4%	763	38.5%	9.4%	15.3	81.3% / 65.9%
	$3,890,850	$1,529,582	$5,420,432	100.0%	1,980	100.0%	9.6%	22.2	N/A

December 31, 2025
Construction	$1,018,250	$485,049	$1,503,299	38.4%	400	29.8%	11.1%	21.6	71.8% / 61.3%
Bridge	1,339,198	514,400	1,853,598	47.4%	507	37.8%	9.4%	25.7	67.8%
Renovation	342,416	215,361	557,777	14.2%	435	32.4%	9.7%	14.4	81.3% / 67.5%
	$2,699,864	$1,214,810	$3,914,674	100.0%	1,342	100.0%	10.1%	22.1	N/A
(A)RTLs are carried at fair value under the FVO election. Certain RTLs of consolidated entities, classified as CFEs, are valued based on the more observable financial liabilities of consolidated CFEs and are classified as Level 3. See Note 18 regarding fair value measurements.
(B)Weighted by commitment loan-to-value (“LTV”) for bridge loans, loan-to-cost and loan-to-after-repair-value for construction and renovation loans.

The following table summarizes the activity of loans included in residential transition loans, at fair value on the consolidated balance sheets:

Balance at December 31, 2025	$2,699,864
Purchases	14,204
Initial loan advances	2,719,602
Construction holdbacks and draws	1,066,530
Repayments and sales	(1,523,886)
Transfer of loans to REO	(2,799)
Transfers to assets of consolidated entities	(1,072,305)
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(52,199)
Other factors	41,839
Balance at September 30, 2026	$3,890,850

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

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of loans included in residential transition loans, at fair value on the consolidated balance sheets:

	September 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$3,768,362	$3,774,994	$6,632	$2,593,228	$2,610,258	$17,030
90+	126,997	115,856	(11,141)	100,921	89,606	(11,315)
Total	$3,895,359	$3,890,850	$(4,509)	$2,694,149	$2,699,864	$5,715

See Note 17 regarding the financing of RTLs.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

11. INSURANCE

Insurance company investments, at fair value

The following table presents the composition of insurance company investments, at fair value:

	September 30, 2026	December 31, 2025
Securities	$174,691	$135,472
Commercial mortgage loans	499,822	397,982
Private credit	524,458	373,000
Insurance Company Investments, at Fair Value	$1,198,971	$906,454

The following table summarizes the securities held by the insurance company at fair value:

	September 30, 2026								December 31, 2025
	Outstanding Face Amount(C)	Gross Unrealized		Carrying Value(A)	Number of Securities	Weighted Average
		Gains	Losses			Coupon	Yield	Life (Years)(B)	Carrying Value(A)
Asset-backed and mortgage-backed securities	$659,137	$3,170	$(5,596)	$138,472	345	1.3%	7.1%	5.3	$93,729
Corporate debt	27,239	1	(1,611)	26,425	170	4.7%	5.7%	11.2	20,141
Government and Agency securities	9,881	—	(284)	8,933	22	3.2%	4.6%	9.4	18,036
Other	861	—	—	861	5	2.7%	2.9%	1.5	3,566
Total / Weighted Average	$697,118	$3,171	$(7,491)	$174,691	542	1.5%	6.7%	6.4	$135,472
(A)Carrying value is equal to the fair value for all securities. See Note 18 regarding the fair value measurements.
(B)Based on the timing of expected principal reduction on the underlying assets.
(C)Includes interest only securities for which no principal payment is expected.

The following table summarizes the commercial mortgage loans and private credit held by the insurance company at fair value:

	September 30, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Commercial mortgage loans, HFI, at fair value	$503,372	$499,822	51	10.0%	1.3	$397,982
Private credit, at fair value(B)	534,969	524,458	85	10.6%	3.5	373,000
(A)For loans classified as Level 3 in the fair value hierarchy, the weighted average life is based on the expected timing of the receipt of cash flows.
(B)All current status loans as of September 30, 2026.

The following table summarizes the past due status and difference between the aggregate UPB and aggregate carrying value of commercial mortgage loans, HFI, at fair value on the consolidated balance sheets:

	September 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value	Carrying Value Over (Under) UPB	UPB	Carrying Value	Carrying Value Over (Under) UPB
Current	$497,122	$496,149	$(973)	$386,642	$387,401	$759
90+	6,250	3,673	(2,577)	13,093	10,581	(2,512)
Total	$503,372	$499,822	$(3,550)	$399,735	$397,982	$(1,753)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the activity of commercial mortgage loans, HFI, at fair value and private credit, at fair value for the period presented:

	Commercial Mortgage Loans, HFI, at Fair Value	Private Credit, at Fair Value
Balance at December 31, 2025	$397,982	$373,000
Purchases	237,616	230,446
Paydowns	(143,264)	(81,783)
Other(A)	10,589	2,785
Fair Value Adjustments due to:
Changes in instrument-specific credit risk	(638)	(2,065)
Other factors	(2,463)	2,075
Balance at September 30, 2026	$499,822	$524,458
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

The following is a reconciliation of interest sensitive insurance contract liabilities to the consolidated balance sheets:

	September 30, 2026	December 31, 2025
Fixed indexed annuities	$104,729	$74,033
Deferred annuities	1,092,604	880,464
Other(A)	8,676	5,712
Interest Sensitive Insurance Contract Liabilities	$1,206,009	$960,209
(A)Primarily includes single premium immediate annuities.

The following represents a rollforward of the policyholder account balance by product within interest sensitive insurance contract liabilities. Where explicit policyholder account balances do not exist, the disaggregated rollforward represents the recorded reserve.

	Fixed Indexed Annuities	Deferred Annuities
Balance as of December 31, 2025	$74,033	$880,464
Deposits	38,477	223,767
Policy charges	(9)	(244)
Surrenders and withdrawals	(2,751)	(37,861)
Benefit payments	(1,870)	(15,831)
Interest credited	3,166	42,309
Other	(6,317)	—
Balance as of September 30, 2026	$104,729	$1,092,604
Weighted average crediting rate	4%	6%
Net amount at risk	$—	$—
Cash surrender value	98,043	1,012,363

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following presents policyholder account balances related to deferred annuity contracts by the applicable guaranteed minimum crediting rate and by range of the difference between rates being credited to policyholders and the respective guaranteed minimums:

	September 30, 2026
	At Guaranteed Minimum	1 Basis Point to 300 Basis Points Above Guaranteed Minimum	301 Basis Points to 400 Basis Points Above Guaranteed Minimum	401 Basis Points to 500 Basis Points Above Guaranteed Minimum	501 Basis Points to 600 Basis Points Above Guaranteed Minimum	Greater than 600 Basis Points Above Guaranteed Minimum	Total
1.0%	$—	$1,141	$63,411	$908,955	$40,591	$78,506	$1,092,604

	December 31, 2025
	At Guaranteed Minimum	1 Basis Point to 300 Basis Points Above Guaranteed Minimum	301 Basis Points to 400 Basis Points Above Guaranteed Minimum	401 Basis Points to 500 Basis Points Above Guaranteed Minimum	501 Basis Points to 600 Basis Points Above Guaranteed Minimum	Greater than 600 Basis Points Above Guaranteed Minimum	Total
1.0%	$—	$1,183	$14,517	$743,815	$68,976	$51,973	$880,464

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company’s consolidated balance sheets to the total of the same amounts presented in the consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,708,750	$1,847,626
Restricted Cash:
Restricted cash	740,572	809,312
Restricted cash of consolidated entities(A)	101,715	132,475
Total restricted cash	842,287	941,787

Total Cash, Cash Equivalents and Restricted Cash	$2,551,037	$2,789,413
(A)    Presented within investments, at fair value and other assets on the consolidated balance sheets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes restricted cash balances by reporting segment including corporate category:

	September 30, 2026	December 31, 2025
Origination and Servicing	$175,610	$174,667
Residential Transitional Lending(A)	51,410	56,031
Asset Management(A)	38,301	119,228
Investment Portfolio(A)	85,224	62,554
Commercial Real Estate	246,534	290,872
Corporate Category(B)	245,208	238,435
Total Restricted Cash	$842,287	$941,787
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

13. OTHER ASSETS AND LIABILITIES

Other assets and accrued expenses and other liabilities — other assets and accrued expenses and other liabilities on the consolidated balance sheets consist of the following:

	Other Assets			Accrued Expenses and Other Liabilities
	September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Collateralized loan obligations (“CLOs”), at fair value	$423,961	$362,280	Accounts payable	$229,711	$253,931
Derivative and hedging assets (Note 16)	219,166	46,747	Accrued compensation and benefits	329,073	457,783
Deferred tax asset	6,849	6,437	Net deferred tax liability	1,154,652	849,415
Due from related parties	52,540	75,729	Derivative and hedging liabilities (Note 16)	117,783	101,346
Equity investments(A)	1,335,060	1,029,524	Due to affiliates	5,408	4,557
Excess MSRs, at fair value	305,270	323,564	Escheat payable	192,861	184,942
Goodwill (Note 14)	316,643	316,643	MSR financing liability, at fair value	91,576	76,266
Income and fees receivable	59,319	337,712	Interest payable	146,965	158,072
Intangible assets, net (Note 14)	344,199	369,999	Intangible liabilities, net (Note 14)	80,805	125,156
Loans receivable, at fair value(B)	11,919	11,396	Lease liability (Note 15)	158,835	173,814
Margin receivable, net(C)	392,004	126,396	Notes receivable financing liability(E)	387,122	377,989
Non-Agency securities, at fair value	767,246	759,633	RTL financing liability, at fair value	65,751	82,489
Notes receivable, at fair value(D)	493,420	460,631	Unearned income and fees	10,566	9,346
Operating lease ROU assets (Note 15)	117,608	123,143	Deposit liability(F)	43,832	34,806
Other receivables	233,819	174,386	Other liabilities	469,470	459,731
Prepaid expenses	94,088	72,660		$3,484,410	$3,349,643
Principal and interest receivable	135,199	136,488
Property and equipment	64,884	82,908
Servicer advance investments, at fair value	283,657	294,322
Servicing fee receivables	19,608	180,655
Warrants, at fair value	58,233	13,253
Other assets	294,579	279,470
	$6,029,271	$5,583,976
(A)Includes equity investments in (i) certain real estate joint ventures and redevelopment projects, (ii) various real estate services operating companies, (iii) funds managed by the Company, (iv) the Credit Risk Transfer LLC (as defined in Note 18) that holds exposure in residential mortgage loan warehouse lines (measured at fair value under the FVO election), (v) Rithm Property Trust common and preferred securities and (vi) other equity investments.
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
(E)Includes a secured borrowing with an UPB of $371.4 million as of September 30, 2026 and December 31, 2025, resulting from a transaction that did not qualify for sale accounting under Accounting Standards Codification 860, for which the Company has elected the FVO.
(F)The Company entered into a funds withheld coinsurance and modified coinsurance agreement with a special purpose reinsurer ceding 90% of its annuity business. Amounts due to and from the reinsurer, including deposit-accounted reinsurance balances and funds-withheld obligations, are recorded on a net basis and a single net deposit position is presented within other assets or other liabilities, as applicable. As of September 30, 2026 and December 31, 2025, the gross reinsurance recoverable assets were $1.0 billion and $826.0 million, respectively, and the related funds-withheld obligations were $1.1 billion and $860.8 million, respectively, which are presented on a net basis as a deposit liability in the table above.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Notes and Loans Receivable — The following table summarizes the activity for the period for notes and loans receivable:

	Notes Receivable	Loans Receivable	Total
Balance at December 31, 2025	$460,631	$11,396	$472,027
Fundings	17,984	—	17,984
Payment in kind	6,191	523	6,714
Fair Value Adjustments due to:
Other factors(A)	8,614	—	8,614
Balance at September 30, 2026	$493,420	$11,919	$505,339
(A)There were no fair value adjustments due to changes in instrument-specific credit risk in the current period.

The following table summarizes the past due status and difference between the aggregate UPB and the aggregate carrying value of notes and loans receivable:

	September 30, 2026			December 31, 2025
Days Past Due	UPB	Carrying Value(A)	Carrying Value Under UPB	UPB	Carrying Value(A)	Carrying Value Under UPB
Current	$585,097	$505,339	$(79,758)	$560,400	$472,027	$(88,373)
90+	8,038	—	(8,038)	8,038	—	(8,038)
Total	$593,135	$505,339	$(87,796)	$568,438	$472,027	$(96,411)
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

The following table summarizes the carrying value of goodwill by reportable segment:

	Origination and Servicing	Residential Transitional Lending	Asset Management	Total
Balance at December 31, 2025	$29,468	$55,731	$231,444	$316,643
Impairment loss	—	—	—	—
Balance at September 30, 2026	$29,468	$55,731	$231,444	$316,643

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Intangible Assets

The following table summarizes the acquired identifiable intangible assets:

	Estimated Useful Lives (Years)	September 30, 2026	December 31, 2025
Gross Intangible Assets:
Management contracts	2 to 11	$358,415	$347,415
Customer relationships	2 to 9	73,948	79,753
Purchased technology	3 to 7	123,076	113,606
Trademarks / Trade names(A)	1 to 11	13,999	13,999
VOBA(B)	(B)	2,401	2,401
Licenses	Indefinite	27,084	27,084
		598,923	584,258
Accumulated Amortization:
Management contracts		90,447	58,420
Customer relationships		46,849	42,437
Purchased technology		108,102	106,171
Trademarks / Trade names		8,371	7,231
VOBA		955	—
		254,724	214,259
Intangible Assets, Net:
Management contracts		267,968	288,995
Customer relationships		27,099	37,316
Purchased technology		14,974	7,435
Trademarks / Trade names(A)		5,628	6,768
VOBA(B)		1,446	2,401
Licenses		27,084	27,084
Intangible Assets, Net		$344,199	$369,999
(A)Includes indefinite-lived intangible assets of $1.9 million as of September 30, 2026 and December 31, 2025.
(B)VOBA, an actuarial intangible asset recognized as a result of the Crestline Acquisition, is amortized on a basis consistent with the related policyholder liabilities over the remaining life of each contract.

The Company did not record any impairment loss on its intangible assets for the three and nine months ended September 30, 2026 and 2025.

The following table summarizes the amortization expense for the period recognized by the Company related to the intangible assets included in the table above. Amortization expense related to intangible assets is included in general, administrative and operating in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$13,283	$11,997	$43,480	$38,152

The following table summarizes the expected future amortization expense for intangible assets as of September 30, 2026:

Year Ending	Amortization Expense
October 1 through December 31, 2026	$12,846
2027	55,129
2028	54,847
2029	51,791
2030	40,660
2031 and thereafter	99,966
$315,239

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Intangible Liabilities

The following table summarizes the acquired identifiable intangible liabilities recognized as a result of the Elecor Acquisition, which are presented within accrued expenses and other liabilities in the consolidated balance sheets:

	Weighted-Average Useful Lives (Years)	September 30, 2026	December 31, 2025
Below-market leases	10.4	$90,053	$125,760
Accumulated amortization		9,248	604
Intangible Liabilities, Net		$80,805	$125,156

The following table summarizes the amortization expense recorded by the Company related to its intangible liabilities. Amortization related to below-market leases is recognized in commercial real estate revenue in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization expense	$4,464	$—	$13,469	$—

The following table summarizes the expected future amortization for intangible liabilities as of September 30, 2026:

Year Ending	Amortization
October 1 through December 31, 2026	$2,923
2027	11,628
2028	9,862
2029	9,446
2030	7,764
2031 and thereafter	39,182
$80,805

In connection with the Elecor Acquisition, the Company recognized intangible assets related to in-place leases and above-market leases, which are presented in real estate, net in the consolidated balance sheets. See Note 9 for further details.

15. LEASES

Rithm Capital, through its wholly owned subsidiaries, has non-cancelable operating leases on office space and data centers expiring through 2035 and a non-cancelable operating ground lease expiring in 2075. Rent expense, net of sublease income, totaled $9.1 million and $7.4 million for the three months ended September 30, 2026 and 2025, respectively, and $26.6 million and $22.1 million for the nine months ended September 30, 2026 and 2025, respectively. The Company has leases that include renewal options and escalation clauses. The terms of the leases do not impose any financial restrictions or covenants.

Operating lease right-of-use (“ROU”) assets represent the right to use an underlying asset for the lease term and lease liabilities represent obligations to make lease payments arising from the leases. In addition, the Company has finance leases for computer hardware. As of September 30, 2026, the Company has pledged collateral related to its lease obligations of $7.6 million, which is restricted cash and is presented as part of cash, cash equivalents and restricted cash on the consolidated balance sheets. Operating lease ROU assets and lease liabilities are presented as part of other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets (Note 13).

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the future commitments under the non-cancelable leases:

Year Ending	Operating Leases	Finance Leases	Total
October 1 through December 31, 2026	$12,053	$—	$12,053
2027	47,413	428	47,841
2028	39,537	200	39,737
2029	36,805	200	37,005
2030	11,004	200	11,204
2031 and thereafter	46,116	—	46,116
Total remaining undiscounted lease payments	192,928	1,028	193,956
Less: imputed interest	35,007	114	35,121
Total Remaining Discounted Lease Payments	$157,921	$914	$158,835

The future commitments under the non-cancelable leases have not been reduced by the sublease rentals of $20.3 million due in the future periods.

Other information related to leases is summarized below:

	September 30, 2026	December 31, 2025
Weighted Average Remaining Lease Term (Years):
Operating leases	6.0	6.3
Finance leases	3.6	1.5

Weighted Average Discount Rate:
Operating leases	6.4%	6.7%
Finance leases	7.7%	7.9%

	Nine Months Ended September 30,
Supplemental Information	2026	2025
Cash Paid for Amounts Included in the Measurement of Lease Liabilities:
Operating cash flows - operating leases	$37,230	$33,350
Operating cash flows - finance leases	6	3
Finance cash flows - finance leases	422	225
Supplemental Non-Cash Information on Lease Liabilities Arising from Obtaining ROU Assets:
ROU assets obtained in exchange for new operating lease liabilities	$3,624	$22,844
ROU assets obtained in exchange for new finance lease liabilities	864	—

See Note 9 for further information on leases of CRE and SFR properties.

16. DERIVATIVES AND HEDGING

The Company enters into economic hedges including interest rate swaps and caps, to-be-announced forward contract positions (“TBAs”) and futures to hedge a portion of its interest rate risk exposure. Interest rate risk is sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, as well as other factors. Rithm Capital’s credit risk with respect to economic hedges is the risk of default on Rithm Capital’s investments that results from a borrower’s or counterparty’s inability or unwillingness to make contractually required payments.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of September 30, 2026, the Company also held interest rate lock commitments (“IRLCs”), which represent a commitment to a particular interest rate provided the borrower is able to close the loan within a specified period, and forward loan sale and securities delivery commitments, which represent a commitment to sell specific residential mortgage loans at prices which are fixed as of the forward commitment date. Rithm Capital enters into forward loan sale and securities delivery commitments in order to hedge the exposure related to IRLCs and residential mortgage loans that are not covered by residential mortgage loan sale commitments.

Derivatives and other economic hedging instruments are recorded at fair value and presented in other assets or accrued expenses and other liabilities on the consolidated balance sheets, as follows:

	September 30, 2026	December 31, 2025
Derivatives and Economic Hedging Assets:
Interest rate swaps, caps and futures(A)	$8,447	$406
IRLCs	17,953	29,839
TBAs	176,365	6,070
Embedded derivatives(B)	11,259	8,109
Foreign exchange forwards	2,631	812
Other commitments(C)	2,511	1,511
	$219,166	$46,747
Derivatives and Economic Hedging Liabilities:
IRLCs	$36,149	$8,390
TBAs	28,139	47,001
Other commitments(D)	37,551	31,542
Stock options	—	3
Foreign exchange forwards	784	1,758
Embedded derivatives(B)	15,160	12,652
	$117,783	$101,346
(A)Net of $93.3 million and $34.7 million of related variation margin accounts as of September 30, 2026 and December 31, 2025, respectively.
(B)Embedded derivatives include (i) a derivative liability arising from modified coinsurance and funds withheld arrangements that require the Company to pay the total return on the assets supporting the funds withheld liability, (ii) a derivative liability related to index-linked crediting features embedded in FIAs and (iii) the reinsurance deposit asset classified as a derivative asset.
(C)Refers to a reinsurance agreement, between CL Life and New Reinsurance Company Ltd., to economically hedge the equity option features embedded in the FIA products.
(D)Relates to (i) derivative arrangements with an affiliate and third parties, which could require the Company or a subsidiary to make payments under certain circumstances dependent upon amounts realized from an investment or net asset value, subject to defined caps and certain other conditions and (ii) a consolidated joint venture with a third party to invest in an affiliated fund that is subject to a redemption right after a certain period and is separately accounted for as a derivative.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes notional amounts related to derivatives and other hedging instruments:

	September 30, 2026	December 31, 2025
Derivative and Hedging Assets:
Interest rate swaps and caps(A)	$663,000	$306,346
IRLCs	1,560,089	3,076,510
TBAs(C)	8,976,901	3,998,800
Other commitments(D)	47,730	27,720
Embedded derivatives(E)	1,090,172	865,789
Foreign exchange forwards	54,212	5,347
Derivative and Hedging Liabilities:
Interest rate swaps(A)	$—	$2,170,000
Interest rate futures(B)	10,261,000	14,535,000
IRLCs	2,203,151	1,300,535
TBAs(C)	5,646,600	17,569,958
Other commitments(F)	259,909	31,542
Embedded derivatives(G)	1,121,137	887,171
Foreign exchange forwards	4,765	104,482
(A)Includes $0.6 billion notional of pay fixed of 4.3%/receive Secured Overnight Financing Rate (“SOFR”) with a weighted average maturity of 35 months, as of September 30, 2026. Includes $2.2 billion notional of receive fixed of 3.4%/pay SOFR with a weighted average maturity of 15 months as of December 31, 2025.
(B)Represents $10.3 billion notional of Eris SOFR swap futures with weighted average maturities of 30 months that replicates cash flows of pay fixed/receive SOFR interest rate swaps, as of September 30, 2026. Represents a $14.5 billion notional Eris SOFR swap future with weighted average maturity of 44 months that replicates cash flows of receive fixed/pay SOFR interest rate swaps as of December 31, 2025.
(C)Represents the notional amount of Agency RMBS classified as derivatives.
(D)Refers to a reinsurance agreement, between CL Life and New Reinsurance Company Ltd., to economically hedge the equity option features embedded in the FIA products.
(E)Represents notional amounts associated with ceded reserves.
(F)Relates to (i) derivative arrangements with an affiliate and third parties, which could require the Company or a subsidiary to make payments under certain circumstances dependent upon amounts realized from an investment or net asset value, subject to defined caps and certain other conditions and (ii) a consolidated joint venture with a third party to invest in an affiliated fund that is subject to a redemption right after a certain period and is separately accounted for as a derivative
(G)Represents notional amounts associated with FIA contracts of $47.7 million and $26.4 million and funds withheld arrangements of $1.1 billion and $860.8 million as of September 30, 2026 and December 31, 2025, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes gain (loss) on derivatives and other hedging instruments and the related presentation on the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing Revenue, Net(D):
TBAs	$(418,390)	$83,046	$(508,777)	$203,146
Interest rate swaps	—	(20,307)	(6,729)	(26,261)
Interest rate futures	(17,550)	(14,332)	(453,200)	(5,141)
	(435,940)	48,407	(968,706)	171,744
Gain (Loss) on Originated Residential Mortgage Loans, HFS, Net(A):
IRLCs	(51,953)	(29,957)	(39,645)	9,271
TBAs	155,488	46,922	164,416	(54,005)
Interest rate swaps	8,748	—	8,748	—
Interest rate futures	24,436	—	24,436	—
	136,719	16,965	157,955	(44,734)
Realized and Unrealized Gains (Losses), Net(B):
Interest rate swaps and caps	19,993	—	27,195	(12,667)
Other commitments	151	—	641	—
Stock options	85	134	177	117
Embedded derivatives(C)	2,514	—	3,809	—
Foreign exchange forwards	(297)	326	1,919	(5,031)
	22,446	460	33,741	(17,581)

Total Gains (Losses)	$(276,775)	$65,832	$(777,010)	$109,429
(A)Represents unrealized gain (loss).
(B)Excludes $39.8 million gain and $105.6 million loss for the three months ended September 30, 2026 and 2025, respectively, and $68.6 million gain and $67.9 million loss for the nine months ended September 30, 2026 and 2025, respectively, reflected as gain (loss) on settlement of residential mortgage loan origination derivative instruments presented within gain on originated residential mortgage loans, HFS, net (Note 7) in the consolidated statements of operations.
(C)Embedded derivatives include (i) a derivative liability arising from modified coinsurance and funds withheld arrangements that require the Company to pay the total return on the assets supporting the funds withheld liability, (ii) a derivative liability related to index-linked crediting features embedded in FIAs and (iii) the reinsurance deposit asset classified as a derivative asset.
(D)Excludes $244.5 million loss and $96.7 million gain for the three months ended September 30, 2026 and 2025, respectively, and $293.4 million loss and $212.4 million gain for the nine months ended September 30, 2026 and 2025, respectively, on Agency RMBS, reflected as gain (loss) on MSR economic hedges presented within servicing revenue, net (Note 5) in the consolidated statements of operations.
17. DEBT OBLIGATIONS

The following table summarizes secured financing agreements, secured notes, bonds payable and notes payable and other liabilities of consolidated entities:

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	September 30, 2026									December 31, 2025
						Collateral
Debt Obligations/Collateral(C)	Outstanding Face Amount	Carrying Value(A)	Final Stated Maturity(B)	Weighted Average Funding Cost	Weighted Average Life (Years)	Outstanding Face	Amortized Cost Basis	Carrying Value	Weighted Average Life (Years)	Carrying Value(A)
Secured Financing Agreements:
Warehouse credit facilities - residential mortgage loans(D)	$4,231,284	$4,231,284	Oct-26 to Apr-28	5.3%	0.6	$4,736,696	$4,668,702	$4,645,522	20.6	$5,091,525
Warehouse credit facilities - RTLs(E)	3,276,190	3,276,190	Nov-26 to Jun-28	5.9%	1.2	3,859,994	3,852,278	3,852,278	1.1	2,019,808
Government and government-backed securities(G)	4,722,683	4,722,683	Oct-26 to Feb-27	4.0%	0.2	4,821,521	4,710,376	4,875,140	8.6	5,130,519
Non-Agency securities(D)	1,072,546	1,072,546	Oct-26 to Oct-27	5.3%	0.6	19,830,140	1,445,351	1,492,669	4.9	936,424
Credit Risk Transfer LLC(F)	110,688	110,688	Dec-26	6.5%	0.3	192,500	192,500	194,106	1.0	110,688
Excess MSRs(E)	202,000	202,000	Sep-28	6.0%	2.0	44,258,967	246,728	286,917	6.0	201,660
CLOs(E)	280,531	278,912	Apr-34 to Oct-39	5.2%	10.9	281,583	N/A	281,223	10.9	257,796
Real estate(E)	341,344	341,344	Mar-28 to Feb-29	6.1%	2.4	N/A	294,635	293,984	N/A	15,382
Total secured financing agreements	14,237,266	14,235,647		5.1%	0.9					13,763,802
Secured Notes and Bonds Payable:
MSRs(H)	7,241,721	7,229,602	Oct-26 to Nov-31	6.9%	1.9	589,534,877	9,141,309	12,075,563	6.4	6,785,138
Servicer advance investments(I)	206,598	206,598	Oct-27	6.2%	1.1	244,145	269,270	283,657	7.9	229,069
Servicer advances(I)	2,259,139	2,258,416	Dec-26 to Jun-29	6.3%	1.4	2,693,359	2,693,359	2,693,359	0.7	2,528,896
Consumer loans(J)	715,700	698,137	Oct-26 to Sep-37	4.7%	0.9	835,973	806,855	816,308	8.5	660,565
Real estate(K)	3,688,584	3,549,482	Dec-26 to May-31	4.6%	2.1	N/A	3,630,987	3,630,987	N/A	4,755,270
RTLs(L)	—	—	N/A	—%	0.0	—	—	—	—	200,000
Other investments(E)	69,203	69,203	Feb-30 to Jul-30	6.0%	3.4	11,154	N/A	10,538	N/A	44,832
Total secured notes and bonds payable	14,180,945	14,011,438		6.1%	1.8					15,203,770
Notes Payable and Secured Financing of Consolidated Entities
Consolidated funds(L)	970,748	951,443	Aug-27 to Jan-38	5.7%	7.8	1,167,614	N/A	1,181,011	3.2	1,209,739
Residential mortgage loans(M)	5,140,675	4,879,187	Sep-48 to Jul-56	5.1%	27.2	5,761,801	N/A	5,531,207	27.2	2,820,922
RTLs(N)	1,058,756	1,055,132	Sep-32 to Sep-39	6.2%	10.5	1,094,140	N/A	1,104,513	1.0	867,141
Consumer loans(O)	513,831	513,918	Mar-37 to May-37	5.3%	10.6	553,153	N/A	545,440	10.6	—
Total notes payable and secured financing of consolidated entities	7,684,010	7,399,680		5.3%	21.3					4,897,802
Total / Weighted Average	$36,102,221	$35,646,765		5.5%	5.6					$33,865,374
(A)Net of deferred financing costs.
(B)Debt obligations with a stated maturity through the date of issuance of the consolidated financial statements were refinanced, extended or repaid.
(C)Associated with accrued interest payable of approximately $89.3 million and $119.4 million as of September 30, 2026 and December 31, 2025, respectively.
(D)Based on SOFR interest rates. Includes repurchase agreements and related collateral on non-Agency securities retained through consolidated securitizations.
(E)All SOFR-based or Euro Interbank Offered Rate (EURIBOR)-based floating interest rates.
(F)Refers to a repurchase agreement with an interest equal to the sum of (i) a floating rate equal to SOFR and (ii) a margin of 2.8%.
(G)Repurchase agreements are based on a fixed rate. Collateral carrying value includes margin deposits.
(H)Includes $6.2 billion of MSR notes with an interest equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 2.5% to 3.0%; and $1.1 billion of MSR notes with fixed interest rates ranging 3.5% to 7.4%. The outstanding face amount of the collateral represents the UPB of the residential mortgage loans underlying the MSRs securing these notes.
(I)Includes $2.0 billion of debt with an interest rate equal to the sum of (i) a floating rate index equal to SOFR and (ii) a margin ranging from 1.5% to 2.8%; and $0.5 billion of debt with fixed interest rates ranging from 3.9% to 5.3%. Collateral includes servicer advance investments, as well as servicer advances receivable related to the MSRs owned by NRM and Newrez.
(J)Includes (i) SpringCastle debt, which is primarily composed of the following classes of asset-backed notes held by third parties: $81.7 million UPB of Class A notes with a coupon of 2.0% and $53.0 million UPB of Class B notes with a coupon of 2.7%, (ii) $55.0 million of debt collateralized by the Marcus loans with an interest rate of SOFR plus a margin of 2.4% and (iii) $526.0 million of debt collateralized by the Upgrade loans with an interest rate of SOFR plus a margin of 1.6%.
(K)Includes $3.7 billion of fixed rate notes which bear interest ranging from 3.0% to 7.9%.
(L)Includes notes payable of consolidated CLOs and of a structured alternative investment solution. Weighted average rate is the effective rate for the senior notes with stated coupon rates. The subordinate notes with UPB of $8.3 million do not have a stated rate of interest. Weighted average life of a structured alternative investment solution is based on expected maturity.
(M)Asset-backed notes held by third parties which bear interest ranging from 0.9% to 7.9%. The senior note rates are equal to the lesser of the fixed rate for each subsequent note and the net weighted average coupon (“WAC”) rate.
(N)Asset-backed notes held by third parties which bear interest ranging from 5.4% to 8.1%. The senior note rates are equal to the lesser of the fixed rate for each subsequent note and the net WAC rate.
(O)Asset-backed notes held by third parties which bear interest ranging from 5.0% to 8.4%. The senior note rates are equal to the lesser of the fixed rate for each subsequent note and the net WAC rate.

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

As of September 30, 2026, Rithm Capital has margin exposure on $14.2 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, Rithm Capital may be required to post margin, which could significantly impact its liquidity.

The following table summarizes activities related to the carrying value of secured debt obligations for the period:

	Servicer Advances and Excess MSRs(A)	MSRs	Government and Government-Backed and Other Securities	Residential Mortgage Loans	Consumer Loans	Real Estate, Net	RTLs	Asset Management, CLOs and Consolidated Funds	Total
Balance at December 31, 2025	$2,959,625	$6,785,138	$6,106,943	$8,023,135	$660,565	$4,770,652	$3,086,949	$1,472,367	$33,865,374
Secured Financing Agreements:
Borrowings	—	—	29,023,417	61,656,036	—	364,246	6,195,482	53,346	97,292,527
Repayments	—	—	(29,295,130)	(62,516,277)	—	(38,284)	(4,939,099)	(24,262)	(96,813,052)
FX remeasurement	—	—	—	—	—	—	—	(7,879)	(7,879)
Capitalized deferred financing costs, net of amortization	340	—	—	—	—	—	—	(89)	251
Secured Notes and Bonds Payable:
Deconsolidation of CRE joint venture	—	—	—	—	—	(900,000)	—	—	(900,000)
Borrowings	2,699,856	2,276,999	89,756	—	791,594	287,006	—	8,497	6,153,708
Repayments	(2,992,060)	(1,835,541)	(68,897)	—	(755,748)	(606,594)	(200,000)	(4,832)	(6,463,672)
FX remeasurement	—	—	—	—	—	—	—	(154)	(154)
Unrealized loss on notes, fair value	—	—	—	—	838	—	—	—	838
Capitalized deferred financing costs, net of amortization	(747)	3,006	—	—	888	13,800	—	—	16,947
Notes Payable and Secured Financing of Consolidated Entities:
Deconsolidation of VIEs	—	—	—	(451,800)	—	—	—	(375,305)	(827,105)
Borrowings	—	—	—	3,023,946	577,704	—	337,676	403,646	4,342,972
Repayments	—	—	—	(399,770)	(64,805)	—	(140,694)	(265,529)	(870,798)
Unrealized (gain) loss on notes, fair value	—	—	—	(114,111)	1,019	—	(9,734)	(21,108)	(143,934)
Capitalized deferred financing costs, net of amortization	—	—	—	—	—	—	742	—	742
Balance at September 30, 2026	$2,667,014	$7,229,602	$5,856,089	$9,221,159	$1,212,055	$3,890,826	$4,331,322	$1,238,698	$35,646,765
(A)Rithm Capital net settles daily borrowings and repayments of the secured notes and bonds payable on its servicer advances.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Maturities

Contractual maturities of debt obligations, including the Senior Unsecured Notes (as defined below), as of September 30, 2026 are as follows:

Year Ending	Non-recourse(A)	Recourse(B)	Total
October 1 through December 31, 2026	$1,315,942	$6,230,073	$7,546,015
2027	3,882,629	6,736,955	10,619,584
2028	1,519,616	1,735,576	3,255,192
2029	1,944,506	2,430,775	4,375,281
2030	1,061,114	560,860	1,621,974
2031 and thereafter	8,473,155	1,986,020	10,459,175
	$18,196,962	$19,680,259	$37,877,221
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes, net of issuance costs, and notes payable of consolidated entities of $2.9 billion, $7.6 billion, $0.0 billion], and $7.7 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes, net of issuance costs, and notes payable of consolidated entities of $11.4 billion, $6.5 billion, $1.8 billion, and $0.0 billion, respectively.

Borrowing Capacity

The following table represents borrowing capacity as of September 30, 2026:

Debt Obligations / Collateral	Borrowing Capacity	Balance Outstanding	Available Financing(A)
Secured Financing Agreements:
Residential mortgage loans, RTLs, Credit Risk Transfer LLC and real estate	$8,272,418	$5,250,973	$3,021,445
Loan originations	6,627,000	2,708,533	3,918,467
CLOs	740,185	280,529	459,656
Excess MSRs	350,000	202,000	148,000

Secured Notes and Bonds Payable:
MSRs	7,643,721	7,241,721	402,000
Servicer advances	5,170,000	2,465,737	2,704,263
Real estate	200,000	140,278	59,722

Liabilities of Consolidated Entities:
Consolidated funds	118,500	46,769	71,731
	$29,121,824	$18,336,540	$10,785,284
(A)Although available financing is uncommitted, the Company’s unused borrowing capacity is available if it has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in Rithm Capital’s equity or a failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. Rithm Capital was in compliance with all of its debt covenants as of September 30, 2026.

Unsecured Financing Agreements

The following table presents senior unsecured notes, net, and the tax receivable agreement (“TRA”), which are presented in unsecured notes, net of issuance costs on the consolidated balance sheets:

	September 30, 2026	December 31, 2025
Senior unsecured notes, net	$1,755,476	$1,258,271
Tax receivable agreement	151,677	162,817
Unsecured Notes, Net of Issuance Costs	$1,907,153	$1,421,088

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

The Company incurred fees of approximately $6.3 million in relation to the issuance of the 2031 Senior Notes. These fees were capitalized as debt issuance costs and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2031 Senior Notes, the Company recognized interest expense of $10.7 million and $16.2 million for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, the unamortized debt issuance cost was approximately $5.9 million.

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

The 2031 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2031 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2031 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2026, the Company was in compliance with all covenants.

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

The Company incurred fees of approximately $5.4 million in relation to the issuance of the 2030 Senior Notes. These fees were capitalized as debt issuance costs and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2030 Senior Notes, the Company recognized interest expense of $10.1 million and $10.1 million for the three months ended September 30, 2026 and 2025, respectively, and $29.9 million and $11.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the unamortized debt issuance cost was approximately $4.3 million and $5.0 million, respectively.

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

The 2030 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2030 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2030 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2026, the Company was in compliance with all covenants.

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

The Company incurred fees of approximately $9.1 million in relation to the issuance of the 2029 Senior Notes. These fees were capitalized as debt issuance cost and presented as part of unsecured notes, net of issuance costs on the consolidated balance sheets. In connection with the 2029 Senior Notes, the Company recognized interest expense of $15.6 million and $15.6 million for the three months ended September 30, 2026 and 2025, respectively, and $46.4 million and $46.4 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the unamortized discount and debt issuance cost was approximately $9.4 million and $11.8 million, respectively.

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

The 2029 Senior Notes contain financial covenants and other non-financial covenants, including, among other things, limits on the ability of the Company and its restricted subsidiaries to incur certain indebtedness (subject to various exceptions), a requirement that the Company maintain Total Unencumbered Assets (as defined in the 2029 Notes Indenture) of not less than 120% of the aggregate principal amount of the outstanding unsecured debt of the Company and imposes certain requirements in order for the Company to merge or consolidate with or transfer all or substantially all of its properties and assets to another person, in each case subject to certain qualifications set forth in the 2029 Notes Indenture. If the Company were to fail to comply with these covenants, after the expiration of the applicable cure periods, the debt maturity could be accelerated or other remedies could be sought by the lenders. As of September 30, 2026, the Company was in compliance with all covenants.

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

Interest expense related to the 2025 Senior Notes was $8.6 million for the nine months ended September 30, 2025, and there was no interest expense for the three months ended September 30, 2025. There was no interest expense recognized related to the 2025 Senior Notes for the three and nine months ended September 30, 2026.

Tax Receivable Agreement

In 2007, Sculptor entered into a TRA with the former holders of units in Sculptor’s operating partnerships (the “TRA Holders”). The TRA provides for the payment by Sculptor to the TRA Holders of a portion of the cash savings in U.S. federal, state and local income tax that Sculptor realizes as a result of certain tax benefits attributable to taxable acquisitions by Sculptor (and certain affiliates and successors) of Sculptor operating partnership units.

The TRA includes certain “change of control” assumptions that became applicable as a result of the Company’s acquisition of Sculptor, including the assumption that Sculptor (or its successor) has sufficient taxable income to use the relevant tax benefits. As a result, payments under the TRA will be calculated without regard to Sculptor’s ability to actually use tax assets (including net operating losses), the use of which may be significantly limited and may therefore exceed the actual tax savings to Sculptor of the associated tax assets.

The estimated undiscounted future payment under the TRA was $232.8 million as of September 30, 2026. The carrying value of the TRA liability measured at amortized cost was $151.7 million and $162.8 million as of September 30, 2026 and December 31, 2025, respectively, with interest expense recognized under the effective interest method. The TRA liability is presented within unsecured notes, net of issuance costs on the consolidated balance sheets.

The table below presents the Company’s estimate as of September 30, 2026, of the maximum undiscounted amounts that would be payable under the TRA using the assumptions described above. In light of the numerous factors affecting Sculptor’s obligation to make such payments, the timing and amounts of any such actual payments may differ materially from those presented in the table.

Year Ending	Potential Payments Under TRA
October 1 through December 31, 2026	$—
2027	18,788
2028	17,461
2029	17,602
2030	16,651
2031 and thereafter	162,316
$232,818

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments measured at amortized cost for which fair value is disclosed, as of September 30, 2026 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$44,258,967	$305,270	$—	$—	$305,270	$—	$305,270
MSRs(A)	596,173,848	12,187,706	—	—	12,187,706	—	12,187,706
Servicer advance investments	244,145	283,657	—	—	283,657	—	283,657
Government and government-backed securities(B)	4,846,521	4,512,203	24,949	4,487,253	—	—	4,512,202
Non-Agency securities	8,044,547	767,246	—	—	767,246	—	767,246
Residential mortgage loans, HFS	54,147	46,842	—	—	46,842	—	46,842
Residential mortgage loans, HFS, at fair value	4,470,034	4,412,795	—	4,389,428	23,367	—	4,412,795
Residential mortgage loans, HFI, at fair value	280,575	247,729	—	—	247,729	—	247,729
Residential mortgage loans subject to repurchase	4,594,747	4,594,747	—	4,594,747	—	—	4,594,747
Consumer loans, at fair value	951,352	826,960	—	—	826,960	—	826,960
Derivative and hedging assets	12,392,104	219,166	—	187,443	31,723	—	219,166
Residential transition loans	3,895,359	3,890,850	—	—	3,890,850	—	3,890,850
Insurance company investments, at fair value	1,735,459	1,198,971	5,589	42,663	1,150,719	—	1,198,971
Notes receivable	573,178	493,420	—	—	493,420	—	493,420
Loans receivable	19,957	11,919	—	—	11,919	—	11,919
Equity investment, at fair value	192,500	194,106	—	—	194,106	—	194,106
CLOs	424,100	423,961	—	292,820	131,141	—	423,961
Investments of consolidated entities - funds(C)	1,167,614	1,181,011	—	433,951	447,776	299,284	1,181,011
Investments of consolidated entities - loan securitizations(C)	7,409,094	7,181,160	—	5,531,207	1,649,953	—	7,181,160
Other assets	N/A	447,733	64,539	—	171,927	211,267	447,733
		$43,427,452	$95,077	$19,959,512	$22,862,311	$510,551	$43,427,451
Liabilities:
Secured financing agreements	$14,237,266	$14,235,647	$—	$13,956,735	$281,312	$—	$14,238,047
Secured notes and bonds payable(D)	14,180,945	14,011,438	—	—	14,026,675	—	14,026,675
Unsecured notes, net of issuance costs	2,007,818	1,907,153	—	—	1,882,042	—	1,882,042
Residential mortgage loan repurchase liability	4,594,747	4,594,747	—	4,594,747	—	—	4,594,747
Derivative and hedging liabilities	19,496,562	117,783	—	28,923	88,860	—	117,783
MSR financing liability(A)	7,413,408	91,576	—	—	91,576	—	91,576
Notes receivable financing liability	371,446	387,122	—	—	390,961	—	390,961
RTL financing liability	65,751	65,751	—	—	65,751	—	65,751
Notes payable and secured financing of consolidated entities - funds(C)	970,748	951,443	—	764,193	187,250	—	951,443
Notes payable of consolidated entities - loan securitizations(C)	6,713,262	6,448,237	—	4,879,187	1,569,050	—	6,448,237
		$42,810,897	$—	$24,223,785	$18,583,477	$—	$42,807,262
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, Excess MSRs and MSR financing liability. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
(B)Includes Treasury securities classified as Level 1 and held at amortized cost basis of $25.0 million (see Note 6).
(C)Includes assets and notes issued by consolidated VIEs accounted for under the CFE election.
(D)Includes $119.1 million of SCFT 2020-A (as defined in Note 19) asset-backed securities (“ABS”) as of September 30, 2026, for which the FVO for financial instruments was elected.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The carrying values and fair values of assets and liabilities recorded at fair value on a recurring basis, as well as other financial instruments for which fair value is disclosed, as of December 31, 2025 were as follows:

	Principal Balance or Notional Amount	Carrying Value	Fair Value(E)
			Level 1	Level 2	Level 3	NAV	Total
Assets:
Excess MSRs(A)	$47,862,469	$323,564	$—	$—	$323,564	$—	$323,564
MSRs(A)	595,532,480	10,359,141	—	—	10,359,141	—	10,359,141
Servicer advance investments	258,157	294,322	—	—	294,322	—	294,322
Government and government-backed securities(B)	5,255,355	5,254,905	24,762	5,230,139	—	—	5,254,901
Non-Agency securities	8,507,851	759,633	—	—	759,633	—	759,633
Residential mortgage loans, HFS	63,426	56,791	—	—	56,791	—	56,791
Residential mortgage loans, HFS, at fair value	5,351,566	5,427,481	—	5,402,325	25,156	—	5,427,481
Residential mortgage loans, HFI, at fair value	349,196	324,688	—	—	324,688	—	324,688
Residential mortgage loans subject to repurchase	3,952,792	3,952,792	—	3,952,792	—	—	3,952,792
Consumer loans, at fair value	930,844	784,399	—	—	784,399	—	784,399
Derivative and hedging assets	8,280,512	46,747	—	7,288	39,459	—	46,747
Residential transition loans	2,694,149	2,699,864	—	—	2,699,864	—	2,699,864
Insurance company investments, at fair value	924,825	906,454	5,809	33,396	867,249	—	906,454
Notes receivable	549,004	460,631	—	—	460,631	—	460,631
Loans receivable	19,434	11,396	—	—	11,396	—	11,396
Equity investment, at fair value	192,500	194,286	—	—	194,286	—	194,286
CLOs	364,189	362,280	—	249,452	112,828	—	362,280
Investments of consolidated entities - funds(C)	1,389,870	1,397,209	—	782,014	290,335	324,860	1,397,209
Investments of consolidated entities - loan securitizations(C)	4,253,388	4,192,231	—	3,265,142	927,089	—	4,192,231
Other assets	N/A	254,597	42,812	—	107,608	104,177	254,597
		$38,063,411	$73,383	$18,922,548	$18,638,439	$429,037	$38,063,407
Liabilities:
Secured financing agreements	$13,765,718	$13,763,802	$—	$13,506,006	$261,551	$—	$13,767,557
Secured notes and bonds payable(D)	15,403,044	15,203,770	—	—	15,068,083	—	15,068,083
Unsecured notes, net of issuance costs	1,526,203	1,421,088	—	—	1,461,956	—	1,461,956
Residential mortgage loan repurchase liability	3,952,792	3,952,792	—	3,952,792	—	—	3,952,792
Derivative and hedging liabilities	36,598,688	101,346	3	48,759	52,584	—	101,346
MSR financing liability(A)	8,126,218	76,266	—	—	76,266	—	76,266
Notes receivable financing liability	371,446	377,989	—	—	382,512	—	382,512
RTL financing liability	82,489	82,489	—	—	82,489	—	82,489
Notes payable of consolidated entities - funds(C)	1,218,425	1,209,739	—	1,006,085	203,654	—	1,209,739
Notes payable of consolidated entities - loan securitizations(C)	3,781,205	3,688,063	—	2,820,922	867,141	—	3,688,063
		$39,877,344	$3	$21,334,564	$18,456,236	$—	$39,790,803
(A)The notional amount represents the total UPB of the residential mortgage loans underlying the MSRs, Excess MSRs and MSR financing liability. Rithm Capital does not receive an excess mortgage servicing amount on non-performing loans in Agency portfolios.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial assets measured at fair value on a recurring basis for the periods presented:

	Level 3
	Excess MSRs(A)	MSRs(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans(I)	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at June 30, 2026	$308,393	$11,091,483	$284,400	$1,070,082	$970,125	$370,959	$1,011,680	$851,672	$5,071,127	$21,029,921
Transfers:
Transfers out of Level 3(H)	—	—	—	—	(2,598)	(33,313)	—	—	—	(35,911)
Gains (Losses) Included in Net Income:
Included in change in fair value of MSRs, net of economic hedges	—	809,540	—	—	—	—	—	—	—	809,540
Included in interest income	10,476	—	5,355	—	11,339	—	6,791	2,430	—	36,391
Included in realized and unrealized gains (losses), net(E)	1,493	—	480	(6,975)	(10,520)	(1,924)	12,804	—	(6,536)	(11,178)
Included in other income (loss), net(E)	—	—	—	—	(9,505)	(861)	—	(35,329)	—	(45,695)
Losses included in other comprehensive income (“OCI”)(F)	—	—	—	—	(4,535)	—	—	—	—	(4,535)
Purchases, Sales, Repayments and Originations:
Purchases, net(G)	—	3,453	159,022	183,913	9,342	331	504,571	6,811	—	867,443
Sales and settlement fundings	(41)	(1,709)	—	—	(1,316)	(2,398)	—	—	—	(5,464)
Proceeds from repayments	(15,051)	—	(165,600)	(104,769)	(41,238)	(13,775)	(149,294)	(9,297)	(880,382)	(1,379,406)
Originations and other	—	284,939	—	8,468	—	(1,081)	(14,152)	(2,052)	1,236,223	1,512,345
Balance at September 30, 2026	$305,270	$12,187,706	$283,657	$1,150,719	$921,094	$317,938	$1,372,400	$814,235	$5,420,432	$22,773,451
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date(J)	$1,493	$997,693	$480	$(6,975)	$(22,185)	$(4,965)	$4,656	$6,737	$(6,187)	$970,747
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes securities of consolidated entities classified as Level 3 in the fair value hierarchy.
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
(F)Gain (loss) included in unrealized gain (loss) on AFS securities, net in the consolidated statements of comprehensive income.
(G)Purchases, net of non-Agency securities includes securities retained through securitizations accounted for as sales.
(H)Transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(I)Includes consumer loans of consolidated entities classified as Level 3 in the fair value hierarchy.
(J)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans(I)	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2025	$323,564	$10,359,141	$294,322	$867,249	$875,074	$406,635	$784,399	$760,797	$3,914,674	$18,585,855
Transfers:
Transfers out of Level 3(K)	—	—	—	—	(2,598)	(33,313)	—	—	—	(35,911)
Transfers to Level 3(H)	—	—	—	—	21,839	—	—	—	—	21,839
Gains (Losses) Included in Net Income:
Included in change in fair value of MSRs, net of economic hedges	—	801,543		—	—	—	—	—	—	801,543
Included in interest income	26,467	—	14,991	—	33,765	—	22,262	6,349	—	103,834
Included in realized and unrealized gains (losses), net(E)	1,904	—	3,789	(9,868)	(11,604)	(9,473)	12,636		(22,294)	(34,910)
Included in other income (loss), net(E)	—	—		—	(21,789)	(1,204)	—	10,433	—	(12,560)
Losses included in OCI(F)	—	—	—	—	(5,101)	—	—	—	—	(5,101)
Purchases, Sales, Repayments and Originations:
Purchases, net(G)	—	15,863	491,375	561,462	198,039	792	938,237	18,402	14,204	2,238,374
Sales and settlement fundings	(41)	2,338	—	—	(48,712)	(2,314)	—	—	—	(48,729)
Proceeds from repayments	(46,624)	—	(520,820)	(281,242)	(117,819)	(40,217)	(385,134)	(28,179)	(2,364,980)	(3,785,015)
Originations and other	—	1,008,821	—	13,118	—	(2,968)	—	46,433	3,878,828	4,944,232
Balance at September 30, 2026	$305,270	$12,187,706	$283,657	$1,150,719	$921,094	$317,938	$1,372,400	$814,235	$5,420,432	$22,773,451
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date(J)	$1,904	$1,417,527	$3,789	$(9,868)	$(27,035)	$(11,926)	$2,740	$22,332	$(21,211)	$1,378,252
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes securities of consolidated entities classified as Level 3 in the fair value hierarchy.
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
(F)Gain (loss) included in unrealized gain (loss) on AFS securities, net in the consolidated statements of comprehensive income.
(G)Purchases, net of non-Agency securities includes securities retained through securitizations accounted for as sales.
(H)Transfers to Level 3 financial assets were due to changes in the observability of inputs used in the valuation of such assets.
(I)Includes consumer loans of consolidated entities classified as Level 3 in the fair value hierarchy.
(J)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.
(K)Transfers out of Level 3 to Level 2 were primarily due to increased price transparency.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at June 30, 2025	$345,677	$10,360,063	$312,986	$—	$826,996	$430,194	$465,231	$760,591	$3,465,225	$16,966,963
Transfers:
Transfers out of Level 3(E)	—	—	—	—	(59,136)	—	—	—	—	(59,136)
Transfers to Level 3(J)	—	—	—	—	83	—	—	—	—	83
Gains (Losses) Included in Net Income:
Included in change in fair value of MSRs, net of economic hedges	—	(401,342)	—	—	707	—	—	—	—	(400,635)
Included in interest income	7,851	—	5,001	—	9,855	—	(3,543)	49	—	19,213
Included in realized and unrealized gains (losses), net(F)	(1,637)	—	873	—	(2,852)	1,864	26,604	(33,152)	(2,209)	(10,509)
Included in other income (loss), net(F)	598	—	—	—	152	274	—	8,612	—	9,636
Gains included in OCI(G)	—	—	—	—	5,716	—	—	—	—	5,716
Purchases, Sales, Repayments and Originations:
Purchases, net(H)	—	—	169,957	—	10,897	292	220,962	4,361	3,434	409,903
Sales and settlement fundings	(1,060)	81	—	—	(28,324)	—	5,151	—	—	(24,152)
Proceeds from repayments	(16,761)	—	(186,539)	—	(31,124)	(12,555)	(116,258)	(10,037)	(915,406)	(1,288,680)
Originations and other	—	430,964	—	—	—	(1,152)	—	—	1,280,173	1,709,985
Balance at September 30, 2025	$334,668	$10,389,766	$302,278	$—	$732,970	$418,917	$598,147	$730,424	$3,831,217	$17,338,387
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date(I)	$(2,235)	$(210,979)	$873	$—	$3,723	$1,064	$28,053	$8,612	$(3,764)	$(174,653)
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes securities of consolidated entities classified as Level 3 in the fair value hierarchy.
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
(I)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.
(J)Transfers to Level 3 financial assets were due to changes in the observability of inputs used in the valuation of such assets.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Excess MSRs(A)	MSRs(A)	Servicer Advance Investments	Insurance Company Investments	Non-Agency Securities & CLOs(B)	Residential Mortgage Loans	Consumer Loans	Other Assets(C)	Residential Transition Loans(D)	Total
Balance at December 31, 2024	$369,162	$10,321,671	$339,646	$—	$1,363,228	$455,726	$665,565	$700,942	$3,140,267	$17,356,207
Transfers:
Transfers out of Level 3(E)	—	—	—	—	(844,389)	(858)	—	—	—	(845,247)
Transfers to Level 3(I)	—	—	—	—	39,751	2,081	—	—	—	41,832
Gains (Losses) Included in Net Income:
Included in change in fair value of MSRs, net of economic hedges	—	(1,134,443)	—	—	104	—	—	—	—	(1,134,339)
Included in interest income	21,150	—	15,601	—	26,427	—	3,157	168	—	66,503
Included in realized and unrealized gains (losses), net(F)	(3,242)	—	(654)	—	1,124	8,254	6,893	9,584	(6,961)	14,998
Included in other income (loss), net(F)	598	—	—	—	605	2,034	—	26,428	—	29,665
Gains included in OCI(G)	—	—	—	—	13,667	—	—	—	—	13,667
Purchases, Sales, Repayments and Originations:
Purchases, net(H)	—	—	520,334	—	280,025	830	220,962	48,101	3,434	1,073,686
Sales and settlement fundings	(1,105)	2,605	—	—	(64,072)	(7,216)	16,820	—	—	(52,968)
Proceeds from repayments	(51,895)	—	(572,649)	—	(83,500)	(45,028)	(315,250)	(54,799)	(2,289,290)	(3,412,411)
Originations and other	—	1,199,933	—	—	—	3,094	—	—	2,983,767	4,186,794
Balance at September 30, 2025	$334,668	$10,389,766	$302,278	$—	$732,970	$418,917	$598,147	$730,424	$3,831,217	$17,338,387
Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date(J)	$(3,840)	$(618,037)	$(654)	$—	$15,500	$7,429	$9,505	$9,584	$(8,779)	$(589,292)
(A)Includes the recapture agreement for each respective pool, as applicable.
(B)Includes securities of consolidated entities classified as Level 3 in the fair value hierarchy.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize the changes in the Company’s Level 3 financial liabilities measured at fair value on a recurring basis for the periods presented:

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - RTLs	Notes Payable of CFEs - Consumer Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at June 30, 2026	$126,140	$192,192	$764,895	$289,136	$83,785	$387,817	$75,836	$1,919,801
Gains (Losses) Included in Net Income:
Included in change in fair value of MSRs, net of economic hedges	—	—	—	—	7,792	—	—	7,792
Included in other income (loss), net(A)	738	—	(3,745)	(1,147)	—	3,144	—	(1,010)
Purchases, Issuance and Repayments:
Issuance	—	—	337,676	277,038	—	—	6,393	621,107
Repayments	(7,730)	(4,942)	(43,694)	(51,109)	—	—	(16,478)	(123,953)
Other	—	—	—	—	(1)	—	—	(1)
Balance at September 30, 2026	$119,148	$187,250	$1,055,132	$513,918	$91,576	$390,961	$65,751	$2,423,736
Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date(B)	$(738)	$—	$3,745	$1,147	$(9,392)	$(3,144)	$—	$(8,382)
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 financial liabilities recorded during the period. The full fair value change during the periods presented was due to factors other than instrument-specific credit risk.
(B)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - RTLs	Notes Payable of CFEs - Consumer Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at December 31, 2025	$143,442	$203,654	$867,141	$—	$76,266	$382,512	$82,489	$1,755,504
Gains (Losses) Included in Net Income:
Included in change in fair value of MSRs, net of economic hedges	—	—	—	—	15,311	—	—	15,311
Included in other income (loss), net(A)	838	—	(9,734)	1,019	—	8,449	—	572
Purchases, Issuance and Repayments:
Issuance	—	—	337,676	577,704	—	—	23,494	938,874
Repayments	(25,132)	(16,404)	(140,693)	(64,805)	—	—	(40,232)	(287,266)
Other	—	—	742	—	(1)	—	—	741
Balance at September 30, 2026	$119,148	$187,250	$1,055,132	$513,918	$91,576	$390,961	$65,751	$2,423,736
Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date(B)	$(838)	$—	$9,734	$(1,019)	$(19,412)	$(8,449)	$—	$(19,984)
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 financial liabilities recorded during the period. The full fair value change during the periods presented was due to factors other than instrument-specific credit risk.
(B)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - RTLs	Notes Payable of CFEs - Consumer Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at June 30, 2025	$160,433	$224,666	$863,038	$—	$60,940	$381,128	$—	$1,690,205
Gains (Losses) Included in Net Income:
Included in change in fair value of MSRs, net of economic hedges	—	—	—	—	8,094	—	—	8,094
Included in other income (loss), net(A)	2,486	1,981	2,922	—	—	(689)	—	6,700
Purchases, Issuance and Repayments:
Issuance	—	—	—	—	—	—	88,422	88,422
Repayments	(9,900)	—	—	—	—	—	(705)	(10,605)
Other	—	—	566	—	—	—	—	566
Balance at September 30, 2025	$153,019	$226,647	$866,526	$—	$69,034	$380,439	$87,717	$1,783,382
Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date(B)	$(2,486)	$1,981	$(2,922)	$—	$(8,576)	$689	$—	$(11,314)
(A)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 financial liabilities recorded during the period. The full fair value change during the periods presented was due to factors other than instrument-specific credit risk.
(B)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

	Level 3
	Asset-Backed Securities Issued	Notes Payable of CFEs - Consolidated Funds	Notes Payable of CFEs - RTLs	Notes Payable of CFEs - Consumer Loans	MSR Financing Liability	Notes Receivable Financing Liability	RTL Financing Liability	Total
Balance at December 31, 2024	$185,460	$959,958	$859,023	$—	$101,088	$377,227	$—	$2,482,756
Transfers:
Transfers out of Level 3(A)	—	(735,874)	—	—	—	—	—	(735,874)
Gains (Losses) Included in Net Income:
Included in change in fair value of MSRs, net of economic hedges	—	—	—	—	2,396	—	—	2,396
Included in other income (loss), net(B)	494	2,563	5,805	—	—	3,212	—	12,074
Purchases, Issuance and Repayments:
Issuance	—	—	—	—	—	—	88,422	88,422
Repayments	(32,935)	—	—	—	(34,450)	—	(705)	(68,090)
Other	—	—	1,698	—	—	—	—	1,698
Balance at September 30, 2025	$153,019	$226,647	$866,526	$—	$69,034	$380,439	$87,717	$1,783,382
Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date(D)	$(494)	$(2,563)	$(5,805)	$—	$(5,350)	$(3,212)	$—	$(17,424)
(A)Transfers out of Level 3 to Level 2 were primarily due to increased price transparency.
(B)Gain (loss) recorded in earnings during the period is attributable to the change in unrealized gain (loss) and realized gain (loss) relating to Level 3 financial liabilities recorded during the period. The full fair value change during the periods presented was due to factors other than instrument-specific credit risk.
(C)Included within realized and unrealized gains (losses), net on the consolidated statements of operations.

Excess MSRs, MSRs and MSR Financing Liability Valuation

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

The following tables summarize certain information regarding the ranges and weighted averages of inputs used:

September 30, 2026
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.2% – 13.7% (5.9%)	0.0% – 13.5% (4.2%)	0.0% – 63.5% (39.4%)	7 – 31 (21)	11 – 21 (19)

MSRs and MSR Financing Liability:
GSE	2.4% – 100.0% (6.1%)	0.0% – 100.0% (1.9%)	7.0% – 13.5% (9.5%)	4 – 157 (29)	0 – 40 (23)
Non-Agency	1.7% – 99.9% (6.9%)	3.0% – 100.0% (18.3%)	0.0% – 4.3% (2.0%)	2 – 195 (41)	0 – 63 (21)
Ginnie Mae	1.4% – 76.4% (7.4%)	0.0% – 99.0% (10.3%)	13.5% – 28.4% (24.4%)	19 – 144 (48)	0 – 40 (26)
Total / Weighted Average—MSRs and MSR Financing Liability	1.4% – 100.0% (6.6%)	0.0% – 100.0% (6.1%)	0.0% – 28.4% (13.8%)	2 – 195 (36)	0 – 63 (24)

December 31, 2025
Significant Inputs(A)
	Prepayment Rate(B)	Delinquency(C)	Recapture Rate(D)	Mortgage Servicing Amount or Excess Mortgage Servicing Amount (bps)(E)	Collateral Weighted Average Maturity (Years)(F)
Excess MSRs directly held	2.3% – 13.3% (6.8%)	0.2% – 14.1% (4.7%)	0.0% – 63.5% (39.3%)	7 – 31 (21)	10 – 22 (19)

MSRs and MSR Financing Liability:
GSE	2.5% – 100.0% (7.2%)	0.0% – 100.0% (1.8%)	7.0% – 15.0% (10.5%)	2 – 176 (29)	0 – 40 (23)
Non-Agency	1.7% – 98.3% (8.4%)	15.0% – 100.0% (20.5%)	0.0% – 4.4% (1.3%)	1 – 169 (42)	0 – 59 (22)
Ginnie Mae	1.9% – 97.1% (9.6%)	0.0% – 99.0% (10.1%)	10.5% – 32.6% (26.7%)	19 – 132 (48)	0 – 40 (26)
Total / Weighted Average—MSRs and MSR Financing Liability	1.7% – 100.0% (8.1%)	0.0% – 100.0% (6.1%)	0.0% – 32.6% (20.0%)	1 – 176 (37)	0 – 59 (24)
(A)Weighted by fair value of the portfolio.
(B)Projected annualized weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(C)Projected percentage of residential mortgage loans in the pool for which the borrower is expected to miss a mortgage payment.
(D)Percentage of voluntarily prepaid loans that are expected to be refinanced by the related servicer.
(E)Weighted average total mortgage servicing amount, in excess of the base fee as applicable, measured in basis points (“bps”). As of September 30, 2026 and December 31, 2025, weighted average costs of subservicing of $7.24 (range of $7.08 – $7.72) and $7.22 (range of $7.11 – $7.83), respectively, per loan per month was used to value the GSE MSRs. Weighted average costs of subservicing of $12.78 (range of $8.39 – $13.07) and $11.23 (range of $9.08 – $13.36), respectively, per loan per month was used to value the non-Agency MSRs. Weighted average cost of subservicing of $9.89 and $9.88, respectively, per loan per month was used to value the Ginnie Mae MSRs.
(F)Weighted average maturity of the underlying residential mortgage loans in the pool.

As of September 30, 2026 and December 31, 2025, weighted average discount rates of 8.3% (range of 8.1% – 8.7%) and 8.5% (range of 8.1% – 9.0%), respectively, were used to value Rithm Capital’s Excess MSRs. As of September 30, 2026 and December 31, 2025, weighted average discount rates of 8.3% (range of 7.9% – 9.6%) and 8.4% (range of 8.0% - 10.3%), respectively, were used to value Rithm Capital’s MSRs.

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

•Delinquency Rates: For existing mortgage pools, delinquency rates are based on the recent pool-specific experience of loans that missed their latest mortgage payments. Delinquency rate projections are in the form of a “vector” that varies over the expected life of the pool. The delinquency vector specifies the percentage of the UPB that is expected to be delinquent each month. The delinquency vector is based on assumptions that reflect macroeconomic conditions, the historical delinquency rates for the pools and the underlying borrower characteristics such as the FICO score and LTV ratio. For the recapture agreements and recaptured loans, delinquency rates are based on the experience of similar loan pools originated by Rithm Capital’s servicers and delinquency experience over the past year. Rithm Capital believes this time period provides a reasonable sample for projecting future delinquency rates while taking into account current market conditions. Additional consideration is given to loans that are expected to become 30 or more days delinquent.

•Recapture Rates: Recapture rates are based on actual average recapture rates experienced by Rithm Capital’s servicers on similar residential mortgage loan pools. Generally, Rithm Capital looks to three to six months of actual recapture rates, which it believes provides a reasonable sample for projecting future recapture rates while taking into account current market conditions. Recapture rate projections are in the form of a “vector” that varies over the expected life of the pool. The recapture vector specifies the percentage of the refinanced loans that have been recaptured within the pool by the servicer. The recapture vector takes into account the nature and timeline of the relationship between the borrowers in the pool and the servicer, the customer retention programs offered by the servicer and the historical recapture rates.

•Mortgage Servicing Amount or Excess Mortgage Servicing Amount: For existing mortgage pools, mortgage servicing amount and excess mortgage servicing amount projections are based on the actual total mortgage servicing amount, in excess of a base fee as applicable. For loans expected to be refinanced by the related servicer and subject to a recapture agreement, Rithm Capital considers the mortgage servicing amount or excess mortgage servicing amount on loans recently originated by the related servicer over the past three months and other general market considerations. Rithm Capital believes this time period provides a reasonable sample for projecting future mortgage servicing amounts and excess mortgage servicing amounts while taking into account current market conditions.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in GSE MSRs, owned as of September 30, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2026	$7,107,993
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$7,715,053	$7,399,819	$6,837,296	$6,585,708
Change in Estimated Fair Value:
Amount	$607,060	$291,826	$(270,697)	$(522,285)
Percentage	8.5%	4.1%	(3.8)%	(7.3)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$7,482,537	$7,288,646	$6,939,407	$6,781,605
Change in Estimated Fair Value:
Amount	$374,544	$180,653	$(168,586)	$(326,388)
Percentage	5.3%	2.5%	(2.4)%	(4.6)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$7,134,229	$7,121,303	$7,094,322	$7,080,308
Change in Estimated Fair Value:
Amount	$26,236	$13,310	$(13,671)	$(27,685)
Percentage	0.4%	0.2%	(0.2)%	(0.4)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$7,074,086	$7,091,039	$7,124,947	$7,141,900
Change in Estimated Fair Value:
Amount	$(33,907)	$(16,954)	$16,954	$33,907
Percentage	(0.5)%	(0.2)%	0.2%	0.5%

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in non-Agency MSRs owned as of September 30, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2026	$1,036,513
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,136,121	$1,084,237	$992,510	$951,843
Change in Estimated Fair Value:
Amount	$99,608	$47,724	$(44,003)	$(84,670)
Percentage	9.6%	4.6%	(4.2)%	(8.2)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,080,500	$1,057,956	$1,016,083	$996,587
Change in Estimated Fair Value:
Amount	$43,987	$21,443	$(20,430)	$(39,926)
Percentage	4.2%	2.1%	(2.0)%	(3.9)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,048,362	$1,042,506	$1,030,432	$1,024,300
Change in Estimated Fair Value:
Amount	$11,849	$5,993	$(6,081)	$(12,213)
Percentage	1.1%	0.6%	(0.6)%	(1.2)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$1,035,614	$1,036,063	$1,036,963	$1,037,412
Change in Estimated Fair Value:
Amount	$(899)	$(450)	$450	$899
Percentage	(0.1)%	—%	—%	0.1%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes the estimated change in fair value of Rithm Capital’s interests in Ginnie Mae MSRs, owned as of September 30, 2026, given several parallel shifts in the discount rate, prepayment rate, delinquency rate and recapture rate:

Fair value at September 30, 2026	$4,043,200
Discount rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,399,698	$4,214,412	$3,884,653	$3,737,534
Change in Estimated Fair Value:
Amount	$356,498	$171,212	$(158,547)	$(305,666)
Percentage	8.8%	4.2%	(3.9)%	(7.6)%
Prepayment rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,204,351	$4,119,853	$3,973,084	$3,908,487
Change in Estimated Fair Value:
Amount	$161,151	$76,653	$(70,116)	$(134,713)
Percentage	4.0%	1.9%	(1.7)%	(3.3)%
Delinquency rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$4,103,811	$4,073,425	$4,013,236	$3,983,525
Change in Estimated Fair Value:
Amount	$60,611	$30,225	$(29,964)	$(59,675)
Percentage	1.5%	0.7%	(0.7)%	(1.5)%
Recapture rate shift in %	-20%	-10%	10%	20%
Estimated fair value	$3,990,648	$4,016,924	$4,069,475	$4,095,751
Change in Estimated Fair Value:
Amount	$(52,552)	$(26,276)	$26,275	$52,551
Percentage	(1.3)%	(0.6)%	0.6%	1.3%

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of significant inputs used in valuing the servicer advance investments, including the base fee component of the related MSRs:

	Significant Inputs
	Outstanding Servicer Advances to UPB of Underlying Residential Mortgage Loans	Prepayment Rate(A)	Delinquency	Mortgage Servicing Amount(B)	Discount Rate	Collateral Weighted Average Maturity (Years)(C)
September 30, 2026	2.4%	4.5%	17.3%	19.9 bps	7.2%	20.0
December 31, 2025	2.0%	4.5%	17.9%	19.9 bps	6.5%	20.5
(A)Projected annual weighted average lifetime voluntary and involuntary prepayment rate using a prepayment vector.
(B)Mortgage servicing amount is net of 2.0 bps and 4.6 bps which represent the amounts Rithm Capital paid its servicers as a monthly servicing fee as of September 30, 2026 and December 31, 2025, respectively.
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

			Fair Value
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Multiple Quotes(A)	Single Quote(B)	Total	Level
September 30, 2026
Government-backed securities(C)	$4,821,521	$4,710,376	$4,487,253	$—	$4,487,253	2
CLOs(D)	424,100	430,661	292,819	131,142	423,961	2 & 3
Non-Agency and other securities(D)	8,044,547	730,676	744,479	22,767	767,246	3
Insurance company investments - securities(E)	691,162	174,944	169,102	—	169,102	2 & 3
Total	$13,981,330	$6,046,657	$5,693,653	$153,909	$5,847,562
December 31, 2025
Government-backed securities(C)	$5,230,355	$5,119,755	$5,230,139	$—	$5,230,139	2
CLOs(D)	364,189	355,912	249,452	112,828	362,280	2 & 3
Non-Agency and other securities(D)	8,507,851	701,105	732,597	27,036	759,633	3
Insurance company investments - securities(E)	143,399	129,616	129,662	—	129,662	2 & 3
Total	$14,245,794	$6,306,388	$6,341,850	$139,864	$6,481,714
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

For 91.9% and 78.0% of non-Agency securities as of September 30, 2026 and December 31, 2025, respectively, the ranges and weighted averages of assumptions used by Rithm Capital’s valuation providers are summarized in the table below. The assumptions used by Rithm Capital’s valuation providers with respect to the remainder of non-Agency securities were not readily available.

	Fair Value	Discount Rate	Prepayment Rate(a)	CDR(b)	Loss Severity(c)
September 30, 2026	$705,338	5.1% – 18.3% (7.2%)	0.0% – 25.0% (11.5%)	0.0% – 5.3% (0.3%)	0.0% – 55.0% (9.2%)
December 31, 2025	$592,302	4.2% – 18.0% (6.6%)	0.0% – 25.0% (9.2%)	0.0% – 5.3% (0.3%)	0.0% – 55.0% (11.0%)
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Mortgage Loans Valuation

Rithm Capital, through Newrez, originates residential mortgage loans that it intends to sell into the Agencies mortgage-backed securitizations. Residential mortgage loans, HFS, at fair value are typically pooled together and sold into certain exit markets, depending upon underlying attributes of the loan, such as Agency eligibility, product type, interest rate and credit quality. Newrez also originates non-qualified residential mortgage (“Non-QM”) loans that do not meet the qualified mortgage rules per the Consumer Financial Protection Bureau that it intends to sell to private investors. Residential mortgage loans, HFS, at fair value are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted for credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, Rithm Capital classifies these valuations as Level 2 in the fair value hierarchy. Originated residential mortgage loans, HFS for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon (i) internal pricing models to forecast loan level cash flows using inputs, such as default rates, prepayments speeds and discount rates, or (ii) consensus pricing (broker quotes) or historical sale transactions for similar loans.

Residential mortgage loans, HFS, at fair value, also include non-conforming seasoned mortgage loans acquired and identified for securitization, which are valued using internal pricing models to forecast loan level cash flows based on a potential securitization exit using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Residential mortgage loans, HFI, at fair value, include non-conforming seasoned mortgage loans acquired and not identified for sale or securitization, which are valued using internal pricing models to forecast loan level cash flows using inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). As the internal pricing models are based on certain unobservable inputs, Rithm Capital classifies these valuations as Level 3 in the fair value hierarchy.

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

The following tables summarize certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans, HFS, at fair value classified as Level 3 as of September 30, 2026:

Performing Loans	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
Acquired loans	$16,671	7.4% – 9.4% (8.4%)	4.4% – 6.8% (5.7%)	0.8% – 4.1% (2.3%)	36.9% – 65.2% (45.8%)

Non-Performing Loans	Fair Value	Discount Rate	Annual Change in Home Prices	CDR	Current Value of Underlying Properties
Acquired loans	$6,696	9.1% – 9.4% (9.2%)	2.3% – 6.0% (3.4%)	4.1% – 5.0% (4.4%)	270.5% – 301.4% (279.5%)

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following tables summarize certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans, HFS, at fair value classified as Level 3 as of December 31, 2025:

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

The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by fair value) used in valuing residential mortgage loans, HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
September 30, 2026	$247,729	7.4% – 9.4% (8.7%)	4.9% – 6.8% (5.6%)	0.8% – 5.0% (1.7%)	36.5% – 46.3% (42.2%)
December 31, 2025	$324,688	6.1% – 10.5% (7.5%)	5.0% – 7.0% (6.9%)	0.9% – 4.8% (1.8%)	28.6% – 46.1% (39.2%)

Consumer Loans Valuation

Consumer loans are valued using internal discounted cash flow pricing models with inputs such as default rates, prepayments speeds and discount rates. Elevated (deflated) default rates or reduced (increased) recovery rates (particularly for unsecured portfolios) would depress (increase) fair value. Default rate changes are often inversely correlated with recovery rate adjustments. The following table summarizes certain information regarding the ranges and weighted averages of inputs (weighted by UPB) used in valuing consumer loans, at fair value classified as Level 3 as of September 30, 2026:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity(A)
SpringCastle	$140,481	9.2% – 10.2% (9.4%)	11.5% – 40.3% (13.3%)	3.4% – 9.2% (5.8%)	67.4% – 100.0% (88.9%)
Marcus	73,946	7.9% – 17.6% (9.4%)	0.0% – 22.0% (7.7%)	3.0% – 62.0% (41.3%)	87.5%
Upgrade	612,533	6.5% – 11.0% (7.8%)	10.3% – 55.9% (26.2%)	0.5% – 3.8% (2.7%)	90.0%
Consumer Loans, at Fair Value	$826,960
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Residential Transition Loans and RTL Financing Liability Valuation

Rithm Capital classifies certain RTLs and the related financing liability as Level 3 in the fair value hierarchy. Performing RTLs are valued using an income approach through internal pricing models to forecast cash flows with inputs such as default rates, prepayments speeds and discount rates, and may include adjustments based on consensus pricing (broker quotes). Non-performing RTLs, with UPB of $127.0 million and fair value of $115.9 million as of September 30, 2026 and UPB of $100.9 million and fair value of $89.6 million as of December 31, 2025, were valued using estimated liquidation cash flows, derived based on the estimated value of the collateral and adjusted for estimated recoveries, costs and time to liquidate the assets.

Significant increases (decreases) in default rates, loss severity assumptions or discount rates, in isolation, would result in a significantly lower (higher) fair value measurement. Generally, a change in default rate assumption is accompanied by a directionally similar change in loss severity assumptions.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs and the related financing liability, at fair value classified as Level 3 as of September 30, 2026:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$3,774,994	7.7% – 8.0% (8.0%)	0.0% – 45.0% (44.7%)	0.0% – 1.8% (0.5%)	25.0%
RTL investments of consolidated entities - funds	425,069	8.0%	45.0%	0.5%	25.0%
RTL financing liability(A)	3,452	8.0%	45.0%	0.5%	25.0%
(A)Excludes $62.3 million of financing liability related to a strategic investment partnership for which the Company elected FVO. As of September 30, 2026, the amortized cost approximated fair value.

The following table summarizes certain information regarding the weighted averages of inputs (weighted by fair value) used in valuing performing RTLs and the related financing liability, at fair value classified as Level 3 as of December 31, 2025:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
RTLs	$2,610,258	7.9% – 8.0% (7.9%)	0.0% – 50.0% (46.8%)	0.0% – 1.8% (0.5%)	25.0%
RTL investments of consolidated entities - funds	287,721	7.9%	50.0%	0.5%	25.0%
RTL financing liability(A)	36,150	7.9%	50.0%	0.5%	25.0%
(A)Excludes $46.3 million of financing liability related to a strategic investment partnership for which the Company elected FVO. As of December 31, 2025, the amortized cost approximated fair value.

Insurance Company Investments - Private Credit and Commercial Mortgage Loans Valuation

Private investments and commercial mortgage loans held for less than six months are generally measured at fair value using the transaction price, net of transaction costs, plus any accrued interest and upfront fees (including original issue discount) and warrant carve-out accretion, which the Company believes represents fair value at initial recognition. Such investments and loans are not subject to third-party valuation review unless a significant event or change in circumstances occurs that would indicate the transaction price is no longer representative of fair value. As of September 30, 2026 and December 31, 2025, the Company held fair value of $159.4 million and $218.6 million of such instruments, respectively.

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

Fair values are determined by independent third-party valuation specialists using income and market approaches. The valuation specialists may incorporate significant unobservable inputs, such as discount rates, recovery assumptions, valuation multiples and liquidity adjustments, depending on the nature of the investment and the availability of market data. Since the valuation models used by these specialists are proprietary, the Company does not have visibility into all unobservable inputs. The primary unobservable input evaluated by the Company is the discount rate used to estimate the present value of expected cash flows. Higher discount rates generally decrease fair value, while lower discount rates increase fair value.

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

The following table summarizes certain information regarding the range and weighted average of the discount rates (weighted by fair value) used in valuing private credit, at fair value and commercial mortgage loans, HFI, at fair value classified as Level 3:

	Fair Value	Discount Rate
September 30, 2026	$864,884	8.7% – 21.1% (11.6%)
December 31, 2025	$551,342	8.2% – 45.1% (11.3%)

Funds Withheld and Modified Coinsurance Agreement Embedded Derivatives

Funds withheld and modified coinsurance agreement embedded derivatives represent the right to receive or the obligation to pay the total return on the assets supporting the funds withheld and modified coinsurance agreement and are analogous to a total return swap with a floating rate leg. The fair value of embedded derivatives on funds withheld and modified coinsurance agreement is measured as the unrealized gain (loss) on the underlying assets and classified as Level 3.

FIA - Embedded Derivative

Significant unobservable inputs used in the FIA embedded derivative valuation include:
•Non-performance risk - For contracts Crestline issues, it uses the credit spread relative to the U.S. Treasury curve based on Crestline’s public credit rating as of the valuation date. This represents Crestline’
•s credit risk for use in the estimate of the fair value of embedded derivatives.
•Option budget - Crestline assumes future hedge costs in the derivative’s fair value estimate. The level of option budgets determines the future costs of the options and impacts future policyholder account value growth.
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

Other commitments relate to (i) derivative arrangements with an affiliate and third parties, which could require the Company or a subsidiary to make payments under certain circumstances dependent upon amounts realized from an investment or net asset value, subject to defined caps and certain other conditions and (ii) a consolidated joint venture with a third party to invest in an affiliated fund that is subject to a redemption right after a certain period and is separately accounted for as a derivative. These are classified as Level 3 in the fair value hierarchy, valued (i) at the excess of cost basis over the intrinsic value of the underlying investment or adverse change in net asset value subject to defined caps and (ii) using a simulated Monte Carlo model by independent pricing services, respectively. In addition, Rithm Capital enters into IRLCs, which are valued using internal pricing models (i) incorporating market pricing for instruments with similar characteristics, (ii) estimating the fair value of the servicing rights expected to be recorded at sale of the loan and (iii) adjusting for anticipated loan funding probability. Both the fair value of servicing rights expected to be recorded at the date of sale of the loan and anticipated loan funding probability are significant unobservable inputs and therefore, IRLCs are classified as Level 3 in the fair value hierarchy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing IRLCs:

	Fair Value(A)	Loan Funding Probability	Fair Value of Initial Servicing Rights (bps)
September 30, 2026	$18,196	4.7% – 100.0% (85.2%)	3.7 – 379.5 (214.3)
December 31, 2025	$21,449	4.2% – 100.0% (84.6%)	4.1 – 403.9 (247.4)
(A)As of September 30, 2026, the IRLCs were in a net liability position and as of December 31, 2025, the IRLCs were in a net asset position.

Asset-Backed Securities Issued

As of September 30, 2026 and December 31, 2025, Rithm Capital was the primary beneficiary of the SCFT 2020-A (as defined in Note 19) securitization, and therefore, Rithm Capital’s consolidated balance sheets include the asset-backed securities issued by the trust in the SCFT 2020-A securitization. Rithm Capital elected the FVO for the securities and valued them consistently with non-Agency securities described above.

The following table summarizes certain information regarding the ranges and weighted averages of inputs used in valuing asset-backed securities issued:

	Fair Value	Discount Rate	Prepayment Rate	CDR	Loss Severity
September 30, 2026	$119,148	6.8%	13.3%	5.8%	88.9%
December 31, 2025	$143,442	5.5%	13.5%	5.5%	92.7%

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

The following table summarizes certain information regarding the fair value and significant inputs used in valuing Rithm Capital’s notes receivable, notes receivable financing liability and loans receivable:

	Fair Value	Discount Rate
September 30, 2026
Notes receivable	$493,420	9.3% – 13.8% (10.2%)
Notes receivable financing liability	390,961	6.6%
Loans receivable	11,919	12.0%
December 31, 2025
Notes receivable	$460,631	7.8% – 13.6% (8.8%)
Notes receivable financing liability	382,512	5.1%
Loans receivable	11,396	12.0%

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Equity Investments at Fair Value

The Company holds a 70% interest in a limited liability company (the “Credit Risk Transfer LLC”), structured as a credit risk transfer transaction, which directly or indirectly holds and finances exposures to residential mortgage loans through warehouse facilities and repurchase agreements. The Company is not the primary beneficiary of this VIE and therefore does not consolidate it, as power over the entity’s most significant activities is shared. This equity investment is measured at fair value under the FVO election. The investment is valued using an internal discounted cash flow pricing model to estimate the fair value of the investment. As of September 30, 2026 and December 31, 2025, the fair value of the investment was $194.1 million and $194.3 million, respectively. As the discount rates of 11.1% and 10.4% used to estimate the fair value of the investment as of September 30, 2026 and December 31, 2025, respectively, were significant unobservable inputs, this investment was classified as Level 3 in the fair value hierarchy.

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

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	September 30, 2026			December 31, 2025
Fund Type	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$205,267	Monthly	2 business days	$104,177	Monthly	2 business days

Consolidated CFE - Funds

Sculptor’s consolidated structured alternative investment solution, a CFE, holds investments in funds measured at fair value using the NAV per share of the underlying funds, as a practical expedient.

The following table summarizes the fair value of the investments by fund type and ability to redeem such investments:

	September 30, 2026			December 31, 2025
Fund Type(A)	Fair Value	Redemption Frequency	Redemption Notice Period	Fair Value	Redemption Frequency	Redemption Notice Period
Open-ended	$123,307	Monthly – Annually	30 days – 90 days	$162,055	Monthly – Annually	30 days – 90 days
Closed-ended	175,977	None(B)	N/A	162,805	None(B)	N/A
Total	$299,284			$324,860
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

As of September 30, 2026 and December 31, 2025, the structured alternative investment solution had unfunded commitments of $26.1 million and $28.1 million, respectively, related to the closed-ended funds presented in the table above, which will be funded by capital within the consolidated funds from its underlying open-ended funds and liquid assets.

As of September 30, 2026 and December 31, 2025, the notes payable of the structured alternative investment solution with a fair value of $187.3 million and $203.7 million, respectively, were measured under the CFE election as the difference between (i) the fair value of the financial assets of the consolidated structured alternative investment solution and (ii) the fair value of the beneficial interests in the consolidated structured alternative investment solution retained by the Company, as the Company believes the fair value of the financial assets is more observable than the fair value of the financial liabilities. The notes payable of the consolidated structured alternative investment solution are classified as Level 3. The Company valued the retained beneficial interests in its consolidated structured alternative investment solution using independent pricing services.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Consolidated CFE - CLOs

As of September 30, 2026 and December 31, 2025, the notes payable of consolidated CLOs with a fair value of $349.7 million and $729.9 million, were measured under the CFE election as the difference between (i) the fair value of the financial assets of the consolidated CLO, which consist primarily of bank debt valued using independent pricing services and classified as Level 2, and (ii) the fair value of the beneficial interests in the consolidated CLO retained by the Company, as the Company believes the fair value of the financial assets is more observable than the fair value of the financial liabilities. The Company has elected the fair value option for assets of consolidated CLOs. The notes payable are classified as Level 2. The Company valued the retained beneficial interests in its consolidated CLO using independent pricing services.

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

The securitized residential mortgage loans and the notes issued by the Company’s CFEs are classified as Level 2:

Residential Mortgage Loan Securitizations	Investments at Fair Value	Notes Payable at Fair Value
September 30, 2026	$5,531,207	$4,879,187
December 31, 2025	$3,265,142	$2,820,922

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital classifies securitized RTLs and consumer loans as Level 3 in the fair value hierarchy because the notes payable are valued based significantly on unobservable inputs. The valuation methodology is in line with non-Agency securities described above. The following table summarizes the inputs (weighted by fair value) used in valuing the notes payable:

	Investments at Fair Value	Notes Payable at Fair Value	Spread(A)	Prepayment Rate(B)	CDR	Loss Severity(C)
September 30, 2026
RTL securitizations	$1,104,513	$1,055,132	1.3% – 8.2% (1.8%)	8.0%	0.8% – 2.0% (1.5%)	6.0%
Consumer loan securitizations	545,440	513,918	5.9% – 9.1% (6.0%)	25.0%	0.0%	100.0%
December 31, 2025
RTL securitizations	$927,089	$867,141	1.5% – 11.5% (2.3%)	8.0%	0.8% – 2.0% (1.4%)	10.0%
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

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis; that is, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances, such as when there is evidence of impairment. For residential mortgage loans, HFS, foreclosed real estate accounted for as REO, SFR properties and certain CRE, Rithm Capital measures the assets at the lower of cost or fair value which may require, from time to time, a non-recurring fair value adjustment.

As of September 30, 2026 and December 31, 2025, assets measured at fair value on a non-recurring basis were $55.0 million and $67.8 million, respectively, which primarily related to residential mortgage loans, HFS. The fair value of Rithm Capital’s residential mortgage loans, HFS is estimated based on a discounted cash flow model analysis using internal pricing models and is categorized within Level 3 of the fair value hierarchy.

The following table summarizes the inputs (weighted by fair value) used in valuing these residential mortgage loans:

	Fair Value	Discount Rate	Weighted Average Life (Years)(A)	Prepayment Rate	CDR	Loss Severity(B)
September 30, 2026
Performing loans	$36,830	7.4% – 9.4% (7.4%)	4.2 – 5.5 (4.2)	4.4% – 6.8% (6.7%)	0.8% – 4.1% (2.5%)	36.9% – 65.2% (37.2%)
Non-performing loans	10,012	9.1% – 9.4% (9.3%)	3.9 – 4.3 (4.1)	4.4% – 5.1% (4.9%)	4.1% – 5.0% (4.7%)	36.5% – 65.2% (46.6%)
Total	$46,842
December 31, 2025
Performing loans	$45,861	6.1% – 8.3% (6.1%)	4.2 – 7.5 (4.3)	4.3% – 7.0% (6.9%)	0.9% – 2.3% (2.3%)	19.0% – 46.1% (33.0%)
Non-performing loans	10,930	10.5% – 12.9% (11.4%)	3.0 – 3.9 (3.6)	3.6% – 5.0% (4.5%)	4.8% – 6.6% (5.5%)	28.6% – 72.1% (45.4%)
Total	$56,791
(A)The weighted average life is based on the expected timing of the receipt of cash flows.
(B)Loss severity is the expected amount of future realized losses resulting from the ultimate liquidation of a particular loan, expressed as the net amount of realized loss relative to the outstanding loan balance in default.

The total change in the recorded value of residential mortgage loans for which a fair value adjustment has been included in the consolidated statements of operations consists of a valuation allowance of $0.9 million and a reversal of valuation allowance of $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and a valuation allowance of $1.2 million and a reversal of valuation allowance of $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Advance Purchaser

Rithm Capital, through a taxable wholly owned subsidiary, is the managing member of Advance Purchaser LLC (“Advance Purchaser”) and owns approximately 89.3% of Advance Purchaser as of September 30, 2026. Rithm Capital is deemed to be the primary beneficiary of Advance Purchaser as a result of its ability to direct activities that most significantly impact the economic performance of the entities and its ownership of a significant equity investment.

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

Certain entities were formed to acquire, receive, participate, hold, release and dispose of participation interests in certain of Newrez’s residential mortgage loans, HFS (“MLHFS PC”). These facilities transfer the MLHFS PC in exchange for cash. Newrez is the primary beneficiary of the VIEs and therefore consolidates the SPEs. The transferred MLHFS PC is classified on the consolidated balance sheets as residential mortgage loans, HFS and the related warehouse credit facility liabilities as part of secured financing agreements. Newrez retains the risks and benefits associated with the assets transferred to the SPEs.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Rithm Capital has investments in various CRE entities, including joint ventures that own CRE properties and real estate-related funds, which are classified as VIEs. The Company holds substantially all of the economic interests in these VIEs and, as the primary beneficiary, has a controlling financial interest and therefore consolidates these VIEs. Additionally, in connection with the Elecor Acquisition, the Company formed Rithm PGRE Aggregator LP and Rithm PGRE Aggregator II LP (collectively, the “Aggregators”), to indirectly hold interests in a portfolio of CRE assets. The Aggregators are VIEs for which the Company is the primary beneficiary, as it holds substantially all of the economic interests and has the power to direct the activities that most significantly impact their economic performance. As a result, the Company consolidates the Aggregators. The Aggregators’ total assets and total liabilities were $4.7 billion and $3.3 billion, respectively, as of September 30, 2026, and $5.8 billion and $4.2 billion, respectively, as of December 31, 2025. The table below presents, within the CRE column, the carrying value and classification of the assets and liabilities of consolidated joint ventures, classified as VIEs, that own CRE properties and are included in the Aggregators’ total assets and liabilities on the consolidated balance sheets.

In the first quarter of 2025, the Company entered into a joint venture with Rithm Property Trust, a related party, to acquire a certain note receivable. While power is shared between the Company and Rithm Property Trust, the Company is the primary beneficiary and consolidates the VIE, as it is most closely associated with the VIE under the related-party tiebreaker guidance.

SPAC

In the first quarter of 2025, the SPAC sponsored by the Company completed its IPO raising gross proceeds of $230.0 million (including the full exercise of the underwriter’s overallotment option) related to 23,000,000 units, each consisting of one Class A ordinary share and one-third of one redeemable warrant, totaling 23,000,000 Class A ordinary shares and 7,666,667 of one redeemable warrant classified as equity. The Company consolidates the SPAC, which is classified as a VIE. Additionally, the Company, through its consolidated subsidiary Rithm Acquisition Corp Sponsor LLC (the “Sponsor”), owns the majority of the SPAC’s outstanding Class B ordinary shares and has power to direct the activities of the VIE that most significantly impact its economic performance making it the primary beneficiary of the VIE. Pursuant to the terms of the SPAC’s governing documents, the SPAC is required to complete an initial business combination within 24 months of the IPO (or 27 months from the IPO if the SPAC has an executed a letter of intent, agreement in principle or definitive agreement for its initial business combination within 24 months from the IPO), which is February 27, 2027; however, the SPAC may seek shareholder approval to extend the date by which it must complete an initial business combination. If the SPAC is unable to complete a business combination by such date, it will be required to cease operations and redeem 100% of the outstanding Class A ordinary shares at a per-share price equal to the aggregate amount held in the trust account, including interest earned, divided by the number of then outstanding Class A ordinary shares. As of September 30, 2026, the trust account held approximately $245.2 million of cash, restricted solely for use in completing a business combination or redeeming the Class A ordinary shares and is not available for general corporate purposes.

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

Loan Securitizations - RTLs

Rithm Capital sponsored securitization trusts, classified as VIEs, that issue securitized debt collateralized by RTLs and for which a wholly owned subsidiary of Rithm Capital serves as asset manager. Rithm Capital acquired all of the most subordinated trust certificates. Rithm Capital concluded that the most subordinate tranche trust certificates have the obligation to absorb losses or right to receive benefits that could potentially be significant. Rithm Capital also concluded that the securitization’s asset manager has the ability to direct activities that could significantly impact the trusts’ economic performance. As a result, Rithm Capital consolidates such trusts.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

As of September 30, 2026, these trusts’ assets consist of pools of performing, adjustable-rate and fixed-rate, interest-only RTLs (construction, renovation and bridge), secured by a first lien or a first and second lien on a non-owner occupied mortgaged property with original terms to maturity of up to 120 months, with an aggregate UPB of approximately $1.1 billion and an aggregate principal limit of approximately $1.4 billion. Refer to Note 18 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

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

During the first quarter of 2026, the Company sold the majority of its “interest only” securities held in one Non-QM loan securitization trust, and it now holds such securities for risk retention purposes only. The Company is no longer the primary beneficiary as it does not hold a significant interest in this trust. As a result of deconsolidation, the Company derecognized $501.7 million of assets and $451.8 million of liabilities of consolidated CFEs and recognized a loss of $0.6 million presented in realized and unrealized gains (losses), net in the consolidated statements of operations. The Company continues to recognize $21.4 million of notes held at fair value as of September 30, 2026.

During the three and nine months ended September 30, 2026, the Company consolidated VIEs with an aggregate UPB of approximately $1.4 billion and $4.8 billion, respectively, as it is the primary beneficiary of such VIEs. As of September 30, 2026, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $4.9 billion. Rithm Capital’s retained interest in the consolidated CFEs was $0.7 billion. Refer to Note 18 regarding the fair value measurements of consolidated loan securitizations, classified as CFEs.

Loan Securitizations - Consumer Loans

During 2026, Rithm Capital sponsored certain securitization trusts, classified as VIEs, that issued asset-backed notes secured by home improvement loan draws serviced by Upgrade. Rithm Capital, through a wholly owned subsidiary, retained the residual interests issued by the securitization trusts and discretion over the significant activities of the trusts. As a result, Rithm Capital is the primary beneficiary and consolidates the trusts. As of September 30, 2026, the trusts’ assets had an aggregate UPB of approximately $514.0 million.

As of September 30, 2026, the notes payable, at fair value of consolidated CFEs due to third parties had a fair value of $513.9 million. Rithm Capital’s retained interest in the consolidated CFEs was $31.5 million. Refer to Note 18 regarding fair value measurements of consolidated loan securitizations, classified as CFEs.

Funds

In the ordinary course of business, the Company sponsors the formation of consolidated funds that are considered VIEs. The Company consolidates certain VIEs for which it is the primary beneficiary either directly or indirectly through a consolidated entity.

The Company, through Sculptor, consolidates a structured alternative investment solution, which issued notes in the aggregate principal amount of $350.0 million, of which approximately $127.8 million were retained by Sculptor and eliminated in consolidation. The retained notes consist of $20.0 million Class A notes, $20.0 million of Class C notes and $87.8 million of subordinated notes. As of September 30, 2026, the consolidated notes payable due to third parties had a fair value of $187.3 million.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Sculptor’s structured alternative investment solution entered into a credit facility maturing March 18, 2027. This credit facility is capped at $20.0 million of total borrowing capacity per quarter, bearing interest of SOFR plus margin of 3.0%. The facility is also subject to an annual 1.15% unused commitment fee. As of September 30, 2026, the facility has a capacity of $43.5 million, on which the consolidated funds have not drawn.

During the third quarter of 2025, the Company entered into a strategic investment partnership with a third party investor to fund the acquisition of RTLs, originated and serviced by the Company’s subsidiary Genesis. The partnership is managed by the Company’s affiliate and is classified as a VIE. The Company is the primary beneficiary of the VIE as it has both (i) the power to direct the activities of a VIE that most significantly impact its economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could be potentially significant to the VIE. Under certain circumstances, the Company’s interest in the strategic investment partnership could be subordinated up to a certain amount if the third party’s interest is not fully redeemed including achievement of a specified minimum return upon its redemption. The assets and liabilities of this partnership are presented within assets and liabilities of consolidated entities on the consolidated balance sheets.

CLOs

The Company previously consolidated two CLOs managed by Sculptor. During the second quarter of 2026, as a result of a repricing and change in interest ownership in one of the CLOs, the Company is no longer the primary beneficiary. As a result, the Company deconsolidated the CLO and derecognized $421.6 million of assets and $405.5 million of liabilities of the consolidated CFE and recognized a $4.3 million gain within realized and unrealized gains (losses), net, on the consolidated statements of operations. As of September 30, 2026, the Company continues to recognize $72.4 million of notes held at fair value issued by such CLO.

As of September 30, 2026, the Company continues to consolidate one CLO with a fair value of third-party notes payable of $349.7 million. The Company’s CLO investments are generally subordinated to other interests in the entities; investors have no recourse against the Company for CLO losses; and the Company’s maximum exposure to loss is limited to its retained interest.

See Note 17 and Note 18 regarding the financing and fair value measurements of consolidated funds and consolidated CLO, respectively.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The tables below present the carrying value and classification of the assets and liabilities of consolidated VIEs on the consolidated balance sheets:

	Advance Purchaser	Newrez Joint Ventures	Residential Mortgage Loans	Consumer Loan Companies	CRE, Asset Management and Other	SPAC	Consolidated Entities(A)				Total
							Loan Securitizations			Consolidated Funds
September 30, 2026							RTLs	Residential Mortgage Loans	Consumer Loans
Assets:
Servicer advance investments, at fair value	$283,657	$—	$—	$—	$—	$—	$—	$—	$—	$—	$283,657
Residential mortgage loans, HFS, at fair value	—	—	440,257	—	—	—	—	—	—	—	440,257
Consumer loans	—	—	—	140,481	—	—	—	—	—	—	140,481
Real estate, net	—	—	—	—	3,034,854	—	—	—	—	—	3,034,854
Assets of consolidated entities - investments	—	—	—	—	—	—	1,104,513	5,531,207	545,440	1,181,011	8,362,171
Cash and cash equivalents	2,954	21,968	—	251	80,016	8	—	—	—	—	105,197
Restricted cash	4,440	—	7,290	9,565	163,356	245,208	23,073	26,108	24,039	28,495	531,574
Other assets	4	687	—	285	649,584	57	63,597	—	—	44,925	759,139
Total Assets	$291,055	$22,655	$447,547	$150,582	$3,927,810	$245,273	$1,191,183	$5,557,315	$569,479	$1,254,431	$13,657,330
Liabilities:
Secured financing agreements	$—	$—	$415,103	$—	$—	$—	$—	$—	$—	$—	$415,103
Secured notes and bonds payable	206,598	—	—	119,148	2,336,970	—	—	—	—	—	2,662,716
Notes payable and secured financing of consolidated entities	—	—	—	—	—	—	1,055,132	4,879,187	513,918	951,443	7,399,680
Accrued expenses and other liabilities	1,420	2,718	—	1,299	136,486	8,503	1,240	26,441	24,039	43,119	245,265
Total Liabilities	$208,018	$2,718	$415,103	$120,447	$2,473,456	$8,503	$1,056,372	$4,905,628	$537,957	$994,562	$10,722,764
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

	September 30, 2026	December 31, 2025
Residential mortgage loan UPB and other collateral	$10,157,338	$9,326,370
Weighted average delinquency(A)	3.9%	4.2%
Net credit losses	$173,774	$173,618
Face amount of debt held by third parties	$9,463,760	$8,664,576

Carrying value of notes retained by Rithm Capital(B)(C)	$591,849	$595,892
Cash flows received by Rithm Capital on these notes	$96,662	$104,403
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

	September 30, 2026	December 31, 2025
Unearned income and fees	$9,816	$9,056
Income and fees receivable	14,791	123,959
Investments in non-consolidated VIEs	954,451	990,130
Unfunded commitments(A)	253,651	215,215
Other commitments	25,521	25,521
Maximum Exposure to Loss	$1,258,230	$1,363,881
(A)Unfunded commitments include commitments from certain current and former employees and managing directors of $129.1 million and $131.2 million as of September 30, 2026 and December 31, 2025, respectively.

20. EXPENSES, REALIZED AND UNREALIZED GAINS (LOSSES), NET AND OTHER

Other Residential-Related Revenue

The following table summarizes the components of other residential-related revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property and maintenance	$45,217	$51,557	$141,026	$148,514
Other	6,421	6,762	19,852	19,530
Other Residential-Related Revenue	$51,638	$58,319	$160,878	$168,044

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

General, Administrative and Operating

The following table summarizes the components of general, administrative and operating expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Legal and professional	$23,376	$28,642	$90,483	$77,674
Loan origination	17,934	15,744	56,373	47,582
Occupancy	18,208	15,632	52,576	46,434
Loan servicing	37,739	38,154	112,683	120,409
Property and maintenance	112,368	29,768	320,721	86,325
Information technology	36,958	29,527	106,999	92,074
Other	74,279	56,495	204,977	172,223
General, Administrative and Operating Expenses	$320,862	$213,962	$944,812	$642,721
Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Real estate and other securities	$(41,292)	$6,627	$(64,688)	$19,613
Residential mortgage loans	(3,610)	6,131	(9,310)	19,628
Derivative and hedging instruments	22,446	460	33,741	(17,581)
Notes and bonds payable	(659)	(3,146)	(13,160)	(2,433)
Consolidated entities(A)	11,243	20,614	55,679	63,670
Insurance company investments	(7,203)	—	(8,020)	—
Gains (losses) on sale of real estate, net	46,246	36	44,902	(880)
Other gains (losses)(B)	(7,425)	22,671	21,753	(7,026)
Realized and unrealized gains, net	19,746	53,393	60,897	74,991
Other income, net	19,415	14,118	65,604	36,783
Other Income, Net	$39,161	$67,511	$126,501	$111,774
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, RTLs and other.

21. ASSET MANAGEMENT REVENUE

The following table presents the composition of asset management revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$92,959	$65,146	$274,373	$190,309
Incentive fees	14,386	19,725	81,787	77,242
Total Asset Management Revenue	$107,345	$84,871	$356,160	$267,551

The following table presents the composition of the Company’s income and fees receivable:

	September 30, 2026	December 31, 2025
Management fees receivable	$48,445	$47,542
Incentive income receivable	10,874	290,170
Income and Fees Receivable	$59,319	$337,712

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

The following table presents the Company’s unearned income and fees:

	September 30, 2026	December 31, 2025
Unearned management fees	$1,181	$310
Unearned incentive income	9,385	9,036
Total Unearned Income and Fees	$10,566	$9,346

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

22. NON-CONTROLLING INTERESTS

Non-controlling interests represent the ownership interests in certain consolidated subsidiaries held by entities or persons other than Rithm Capital and are presented as a separate component of equity on the Company’s consolidated balance sheets. These interests are related to non-controlling interests in consolidated entities that hold servicer advance investments, the Newrez Joint Ventures, Excess MSRs, asset management investments, commercial real estate investments and other investments.

Others’ interests in the equity of consolidated subsidiaries are computed as follows:

	September 30, 2026			December 31, 2025
	Total Consolidated Equity	Others’ Ownership Interest	Non-controlling Interest in Equity of Consolidated Subsidiaries	Total Consolidated Equity	Others’ Ownership Interest	Non-controlling Interest in Equity of Consolidated Subsidiaries
Advance Purchaser	$83,037	10.7%	$8,879	$81,909	10.7%	$8,759
Newrez Joint Ventures	19,937	49.5%	9,869	19,865	49.5%	9,833
Excess MSRs	113,124	20.0%	22,625	119,931	20.0%	23,986
Other investments	110,785	22.7%	25,142	114,175	22.3%	25,492
Asset management	1,348,983	n/m(A)(B)	70,078	1,258,317	n/m(A)(B)	51,802
Commercial real estate	1,513,489	n/m(A)(C)(D)	384,702	1,617,004	n/m(A)(C)(D)	390,048
			$521,295			$509,920
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
(C)Included in commercial real estate is Rithm Property Trust’s 3.9% minority interest in the Aggregators, which it acquired on December 19, 2025. As of September 30, 2026 and December 31, 2025, the Aggregators’ total consolidated equity was $1.4 billion and $1.6 billion, respectively.
(D)Non-controlling interests related to CRE investments represent the ownership interests in CRE by entities or persons other than the Company.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Others’ interests in the net income of consolidated subsidiaries are computed as follows:

	Three Months Ended September 30,
	2026			2025
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$3,016	10.7%	$322	$2,380	10.7%	$254
Newrez Joint Ventures	1,337	49.5%	662	1,851	49.5%	916
Excess MSRs	4,411	20.0%	882	2,500	20.0%	500
Other investments	23,603	22.7%	5,585	2,580	23.5%	700
Asset management	(68,783)	n/m(B)	(2,555)	6,025	n/m(B)	961
Commercial real estate	(5,176)	n/m(A)(C)(D)	(1,163)	—	—%	—
			$3,733			$3,331

	Nine Months Ended September 30,
	2026			2025
	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries	Net Income (Loss)	Others’ Ownership Interest as a Percent of Total	Non-controlling Interest in Income (Loss) of Consolidated Subsidiaries
Advance Purchaser	$9,576	10.7%	$1,023	$3,490	10.7%	$372
Newrez Joint Ventures	4,657	49.5%	2,305	4,547	49.5%	2,251
Excess MSRs	10,544	20.0%	2,109	7,264	20.0%	1,452
Other investments	29,705	22.7%	7,015	6,860	23.5%	1,891
Asset management	(83,484)	n/m(A)(B)	4,883	(58,875)	n/m(A)(B)	1,620
Commercial real estate	(74,589)	n/m(A)(C)(D)	(5,716)	—	—%	—
			$11,619			$7,586
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
(C)Included in commercial real estate is Rithm Property Trust’s 3.9% minority interest in the Aggregators, which it acquired on December 19, 2025. The Aggregators’ total consolidated net income for the three and nine months ended September 30, 2026 was $(6.7) million and $(64.5) million, respectively.
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The following table presents activity in redeemable non-controlling interests:

	SPAC	Consolidated Entity	Total
Balance at December 31, 2025	$238,435	$75,868	$314,303
Distributions	—	(7,224)	(7,224)
Contributions	—	73,728	73,728
Comprehensive income	6,773	8,019	14,792
Balance at September 30, 2026	$245,208	$150,391	$395,599

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

In March 2026, Rithm Capital’s board of directors renewed the Company’s stock repurchase program, authorizing the repurchase of up to $200.0 million of its common stock and $100.0 million of its preferred stock for the period from January 1, 2026 through December 31, 2026. The objective of the stock repurchase program is to seek flexibility to return capital when deemed accretive to stockholders. Repurchases can be made from time to time through open market purchases or privately negotiated transactions, pursuant to one or more plans established pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 or by means of one or more tender offers, in each case, as permitted by securities laws and other legal requirements. During the nine months ended September 30, 2026, the Company did not repurchase any shares of its common stock or its preferred stock.

The Company has an “at-the-market” equity offering program (the “ATM Program”) pursuant to which it may sell shares of its common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million from time to time. During the nine months ended September 30, 2026, the Company did not issue any shares of common stock under the ATM Program.

Purchases and sales of Rithm Capital’s securities by the Company’s officers and directors are subject to the Rithm Capital Corp. Insider Trading Compliance Policy.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

The table below summarizes the Company’s outstanding preferred shares:

	Number of Shares		Liquidation Preference(A)			Carrying Value(B)		Dividends Declared per Share
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	Issuance Discount	September 30, 2026	December 31, 2025	Three Months Ended September 30,		Nine Months Ended September 30,
Series(C)								2026	2025	2026	2025
Series A, issued July 2019(D)(G)(I)	4,200,068	4,200,068	$105,002	$105,002	3.15%	$99,822	$99,822	$0.63	$0.66	$1.85	$1.96
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.62	0.65	1.82	1.93
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.57	0.60	1.69	1.80
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44	1.31	1.31
Series E, 8.75% issued September 2025(F)	7,600,000	7,600,000	190,000	190,000	3.15%	183,536	183,536	0.55	—	1.64	—
Series F, 8.75% issued January 2026(E)	10,000,000	—	250,000	—	3.15%	242,125	—	0.55	—	1.79	—
Total	67,564,122	57,564,122	$1,689,104	$1,439,104		$1,632,915	$1,390,790	$3.36	$2.35	$10.10	$7.00
(A)Each series has a liquidation preference or par value of $25.00 per share.
(B)Carrying value reflects par value less discount and issuance costs.
(C)Under certain circumstances upon a change of control, the Series A, Series B, Series C, Series D, Series E and Series F (each of the Series A, Series B, Series C and Series D as defined below) are convertible to shares of the Company’s common stock.
(D)Fixed-to-floating rate cumulative redeemable preferred.
(E)Fixed-rate reset cumulative redeemable preferred.
(F)Fixed-rate cumulative redeemable preferred.
(G)Effective August 15, 2024, dividends on the 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series B”) accumulate at a floating rate. For the third quarter 2026 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.262%, plus a spread of 5.802% and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.262%, plus a spread of 5.640%.
(H)Effective February 15, 2025, dividends on the Company’s 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C”) accumulate at a floating rate. For the third quarter 2026 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.262%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares of Series A on March 28, 2025.

On September 17, 2026, Rithm Capital’s board of directors declared third quarter 2026 preferred dividends of $0.63 per share of Series A, $0.62 per share of Series B, $0.57 per share of Series C, $0.44 per share of the Company’s 7.000% Fixed-Rate Reset Series D Cumulative Redeemable Preferred Stock (“Series D”), $0.55 per share of the Company’s 8.750% Series E and $0.55 per share of the Company’s Series F, or approximately $2.6 million, $6.9 million, $9.1 million, $8.1 million, $4.2 million and $5.5 million, respectively.

Common dividends have been declared as follows:

		Per Share
Declaration Date	Payment Date	Quarterly Dividend	Total Amounts Distributed (millions)
March 21, 2025	April 2025	$0.25	$132.5
June 18, 2025	July 2025	$0.25	$132.6
September 17, 2025	October 2025	$0.25	$138.5
December 18, 2025	January 2026	$0.25	$139.0
March 24, 2026	April 2026	$0.25	$139.6
June 22, 2026	July 2026	$0.25	$139.6
September 17, 2026	October 2026	$0.25	$139.6

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Warrants of Consolidated SPAC

At the time of IPO in February 2025, the SPAC issued 220,000 warrants to the Sponsor and 7,666,667 warrants to third parties. The warrants become exercisable 30 days after the consummation of a Business Combination (as defined in the Warrant Agreement) and will expire five years following such consummation, or earlier upon redemption or liquidation. The initial exercise price per share of each warrant is $11.50. The warrants are subject to other customary terms common for instruments of this type. The Company eliminates the SPAC warrants it holds in consolidation. Such warrants are indexed to the SPAC’s Class A ordinary shares and meet conditions for equity classification. Accordingly, the SPAC warrants are classified as equity and accounted for as a component of additional paid-in capital at the time of issuance on the Company’s consolidated balance sheets.

Earnings Per Share

Rithm Capital is required to present both basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS is calculated using the treasury stock method by dividing net income by the weighted average number of shares of common stock outstanding plus the additional dilutive effect, if any, of common stock equivalents during each period. The effect of dilutive securities is presented net of tax.

The following table summarizes the basic and diluted EPS calculations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$261,274	$228,798	$438,665	$627,514
Non-controlling interests in income of consolidated subsidiaries	3,733	3,331	11,619	7,586
Redeemable non-controlling interests in income of consolidated subsidiaries	4,256	3,929	14,792	7,862
Net Income Attributable to Rithm Capital Corp.	253,285	221,538	412,254	612,066
Change in redemption value of redeemable non-controlling interests	—	—	—	15,611
Dividends on preferred stock	36,159	27,876	107,104	82,371
Net Income Attributable to Common Stockholders	$217,126	$193,662	$305,150	$514,084

Basic weighted average shares of common stock outstanding	558,407,031	541,835,419	557,830,727	532,102,214
Effect of Dilutive Securities(A)(B):
Stock options	—	233	48	162
Restricted stock	—	—	—	57,143
Time-based restricted stock unit (“RSU”) awards	7,222,856	3,698,475	4,807,951	3,185,730
Performance-based RSU awards	682,224	2,761,322	1,120,319	2,426,870
Time-based Class B Profit Units	1,567,959	821,372	1,281,767	630,930
Performance-based Class B Profit Units	4,937,539	2,178,865	3,986,766	1,454,319
Diluted Weighted Average Shares of Common Stock Outstanding	572,817,609	551,295,686	569,027,578	539,857,368

Basic Earnings per Share Attributable to Common Stockholders	$0.39	$0.36	$0.55	$0.97
Diluted Earnings per Share Attributable to Common Stockholders	$0.38	$0.35	$0.54	$0.95
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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

24. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Current:
Federal	$1,349	$1,245	$5,773	$8,512
State and local	1,048	353	2,534	721
Foreign	700	2,591	6,170	14,576
Total current income tax expense	3,097	4,189	14,477	23,809
Deferred:
Federal	185,926	2,901	216,952	(33,769)
State and local	68,343	1,082	88,759	(15,657)
Foreign	453	(100)	1,366	(1,839)
Total deferred income tax expense (benefit)	254,722	3,883	307,077	(51,265)
Total Income Tax Expense (Benefit)	$257,819	$8,072	$321,554	$(27,456)

Rithm Capital intends to qualify as a REIT for each of its tax years through December 31, 2026. A REIT is generally not subject to U.S. federal corporate income tax on that portion of its income that is distributed to stockholders if it distributes at least 90% of its REIT taxable income to its stockholders by prescribed dates and complies with various other requirements.

Rithm Capital operates various business segments, including Origination and Servicing, Asset Management and portions of the Investment Portfolio and Commercial Real Estate segments through TRSs that are subject to regular corporate income taxes, which have been provided for in the provision for income taxes, as applicable.

As of September 30, 2026, Rithm Capital recorded a net deferred tax liability of $1.2 billion, primarily composed of deferred tax liabilities generated through the deferral of gains from residential mortgage loans sold by the origination business and changes in the fair value of MSRs, offset partially by deferred tax assets related to net operating losses and tax deductible goodwill. The net deferred tax liability is reported within accrued expenses and other liabilities in the consolidated balance sheets. As of September 30, 2026, CL Life recorded a deferred tax asset of $6.8 million, primarily composed of deferred tax assets related to insurance reserves, which is reported within other assets in the consolidated balance sheets.

In assessing the realizability of deferred tax assets, Rithm Capital considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. The valuation allowance as of September 30, 2026 was $73.8 million.

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

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

Capital Commitments — As of September 30, 2026, Rithm Capital had outstanding capital commitments related to investments in the following investment types:

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

In addition, as issuers of Ginnie Mae guaranteed securitizations, Newrez holds the right to repurchase loans that are at least 90 days’ delinquent from the securitizations at its discretion. Loans in forbearance that are three or more consecutive payments delinquent are included as delinquent loans permitted to be repurchased. While Newrez is not obligated to repurchase the delinquent loans, Newrez generally exercises its option to repurchase loans that will result in an economic benefit. As of September 30, 2026, Rithm Capital’s estimated liability associated with representations and warranties and Ginnie Mae repurchases was $41.9 million and $4.6 billion, respectively. See Note 5 for information regarding the right to repurchase delinquent loans from Ginnie Mae securities and mortgage origination.

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

•SFR Properties — On February 27, 2024, Viewpoint Murfreesboro Land LLC, a wholly owned subsidiary of Rithm Capital (“Viewpoint”), executed a purchase and sale agreement (the “PSA”) with an affiliate of BTR Group, LLC (“BTR”), BTR VM LLC, to purchase land for a purchase price of $7.0 million. In connection with the PSA, on February 27, 2024, Viewpoint entered into a fixed price design-build construction contract with BTR (the “Construction Contract”) to purchase 171 SFR properties that are scheduled to be built by BTR on the purchased land in accordance with the plans and specifications approved in accordance with entry into the Construction Contract, for an aggregate purchase price of $49.2 million. The aggregate purchase price is payable in installments in accordance with the draw schedule set forth in the Construction Contract, and delivery of the homes began in the third quarter of 2025. As of September 30, 2026, $2.9 million of the aggregate purchase price remains outstanding.

•Residential Transition Loans — Genesis had commitments to fund up to $2.2 billion of additional advances on existing mortgage loans as of September 30, 2026. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitments.

•Commercial Investments — Rithm Capital has invested in various CRE projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of September 30, 2026, the Company has unfunded capital commitments to fund up to $66.3 million on existing loans to certain CRE borrowers.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

•Fund Commitments — As of September 30, 2026, the Company has unfunded capital commitments of $483.7 million, including certain funds managed by the Company, of which $31.9 million relates to commitments of consolidated funds. Approximately $129.1 million of the commitments will be funded by contributions to the Company from certain current and former employees and executive managing directors. The Company expects to fund these commitments over approximately the next 7 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually. During the first quarter of 2025, the Company entered into a consolidated joint venture with a third party to acquire an interest in an affiliated fund. As of September 30, 2026, the unfunded capital commitment to the consolidated joint venture was $25.0 million, of which $20.0 million is expected to be funded by the third-party.

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

Environmental Costs — As an investor in and owner of commercial and residential real estate, Rithm Capital is subject to potential environmental costs. At September 30, 2026, Rithm Capital is not aware of any environmental concerns that would have a material adverse effect on its consolidated financial position or results of operations.

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

Other Commitments and Contingencies —

•60 Wall Street Construction Guarantee — Elecor owns a 5.0% interest in 60 Wall Street. In connection with the modification and extension of the mortgage loan at 60 Wall Street, the joint venture committed to redevelop the property and fund the necessary costs to complete the project. On behalf of the joint venture, Elecor has provided the lender with certain guarantees, including a completion guarantee. Elecor has agreements with its joint venture partners that indemnify it for the partner’s share of guarantees that it has provided. In accordance with U.S. GAAP, the Company recorded a liability equal to the fair value of the obligations undertaken in issuing the guarantees and recorded an asset equal to the fair value of the indemnification it has received. As of September 30, 2026, the Company has a $12.0 million asset and liability, which are included as a component of other assets and accrued expenses and other liabilities, on the consolidated balance sheets.

•718 Fifth Avenue - Put Right — Elecor manages 718 Fifth Avenue, a five-story building containing 19,050 square feet of prime retail space that is located on the southwest corner of 56th Street and Fifth Avenue, in New York, New York. Elecor’s joint venture partner in 712 Fifth Avenue also owns a 50.0% tenancy-in-common interest in 718 Fifth Avenue in addition to its 50.0% interest in 712 Fifth Avenue. The joint venture partner also holds a put right that, if exercised, would require the 712 Fifth Avenue joint venture to purchase all direct and indirect interests in 718 Fifth Avenue then held by the joint venture partner or its affiliates at the fair market value of those interests. The put right may be exercised at any time with the actual purchase occurring no earlier than 12 months after written notice is provided. If the put right is exercised and the 712 Fifth Avenue joint venture acquires the 50.0% tenancy-in-common interest in the property held by the joint venture partner, Elecor will own a 25.0% interest in 718 Fifth Avenue based on the current ownership interests.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

26. RELATED PARTY TRANSACTIONS

A party is considered to be related to the Company if the party, directly or indirectly or through one or more intermediaries, controls, is controlled by or is under common control with the Company. Related parties also include principal owners, management and directors, as well as members of their immediate families or any other parties with which Rithm Capital may deal if one party to a transaction controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

Management Agreements

Rithm Capital previously entered into a property management agreement with Adoor Property Management LLC, an entity in which the Company has an ownership interest, to manage certain of the Company’s SFR properties. Rithm Capital’s ownership interest in such entity is accounted for under the equity method and is presented within other assets on the consolidated balance sheets. Refer to Note 19 for additional details on the 2022-SFR2 Securitization.

Management Fees and Incentive Income Earned from Related Parties and Waived Fees

The Company earns substantially all of its management fees and incentive income from the funds and real estate joint ventures, which are considered related parties as the Company manages the operations of and makes investment decisions for these funds and real estate joint ventures.

As of September 30, 2026, approximately $2.8 billion of the Company’s AUM represented investments by the Company, its current executive managing directors, employees and certain other related parties in Company managed funds and real estate joint ventures. As of September 30, 2026, approximately 75.6% of this AUM is not charged management fees or incentive fees.

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

Additionally, the Company consolidates Sculptor Loan Financing Partners, a CLO equity investment platform that manages investments in the equity tranches of Sculptor managed CLOs in the U.S. and Europe. As of September 30, 2026, the Company invested $152.2 million in the vehicle. See Note 18 and Note 19 for additional details on the Sculptor Loan Financing Partners.

During the first quarter of 2025, the Company acquired interests in certain funds managed by the Company for approximately $74.6 million. Additionally, the Company has an interest in a consolidated joint venture that holds an investment in an affiliated fund. Refer to Notes 19 and 25 for additional details.

During the third quarter of 2025, the Company entered into a strategic investment partnership, managed by the Company, with a third party investor to fund the acquisition of RTLs, originated and serviced by the Company’s subsidiary, Genesis. As of September 30, 2026, the Company invested $6.9 million in the partnership it consolidates. See Note 19 for additional details.

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

CRE Joint Ventures

In connection with the Elecor Acquisition in the fourth quarter of 2025, the Company holds interests in certain real estate joint ventures that hold CRE properties, which the Company manages. Certain of these joint ventures are indirectly consolidated through the Aggregators, while others are accounted for under the equity method. See Note 19 for additional information.

Transactions with Rithm Property Trust

RCM Manager, a subsidiary of Rithm Capital, entered into a management agreement, dated June 11, 2024 (as amended by that First Amendment, dated as of October 18, 2024, and that Second Amendment, dated as of February 12, 2026, the “Rithm Property Trust Management Agreement”), by and between RCM Manager and Rithm Property Trust, to serve as Rithm Property Trust’s external manager. As of September 30, 2026, Rithm Capital holds 0.9 million shares of Rithm Property Trust common stock with a fair value of $9.7 million, equal to 11.4% of the outstanding shares of Rithm Property Trust common stock. In addition, in the second quarter of 2024, Rithm Property Trust issued five-year warrants to Rithm Capital, exercisable for approximately 0.5 million shares of Rithm Property Trust’s common stock. During the first quarter of 2025, the Company acquired 400,000 shares, or 19.2%, of Rithm Property Trust’s 9.875% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock at the public offering price of $25.00 per share for a total of $10.0 million.

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

Rithm Property Trust pays all of its costs and expenses and reimburses RCM Manager (to the extent incurred by RCM Manager) on a monthly basis for the costs and expenses of providing services under the Rithm Property Trust Management Agreement, including reimbursing RCM Manager or its affiliates, as applicable, for Rithm Property Trust’s allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) RCM Manager’s personnel serving as Rithm Property Trust’s chief financial officer based on the percentage of his or her time spent managing the Rithm Property Trust’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel of RCM Manager and its affiliates who spend all or a portion of their time managing Rithm Property Trust’s affairs.

The Company, through Newrez, provides servicing for mortgage loans held directly by Rithm Property Trust and holds servicing rights for mortgage loans in certain securitization trusts sponsored by Rithm Property Trust. For loans held directly by Rithm Property Trust, Newrez is entitled to receive an average servicing fee based on UPB of approximately 0.54% for performing loans and non-performing loans and the greater of (i) the servicing fee applicable to the underlying mortgage loan prior to foreclosure, or (ii) 1.00% annually of the fair market value of the REO as reasonably determined by RCM Manager or 1.00% annually of the purchase price of any REO otherwise purchased by Rithm Property Trust for REO assets. For the servicing of the loans in the securitization trusts sponsored by Rithm Property Trust, Newrez is entitled to receive a servicing fee pursuant to the terms of the servicing agreement with each trust. As of September 30, 2026, the fair value of recognized MSRs associated with the loans in securitizations sponsored by Rithm Property Trust was approximately $23.4 million.

During the first quarter of 2025, the Company entered into a consolidated joint venture with Rithm Property Trust to fund a certain mortgage note receivable in the amount of $35.0 million, with each party contributing $17.5 million.

RITHM CAPITAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollars in tables in thousands, except share and per share data)

In connection with the Elecor Acquisition, Rithm Property Trust acquired an indirect 3.9% interest in the Company’s subsidiaries, the Aggregators, which indirectly own a portfolio of the CRE properties acquired in the Elecor Acquisition. Rithm Property Trust made an aggregate cash contribution to the Aggregators in the amount of $50.0 million, with the commitment to make, under certain circumstances, additional cash capital contributions of up to $7.5 million, in the aggregate, in exchange for additional limited partnership interest in the Aggregators, of which $3.5 million remained unfunded as of September 30, 2026.

Additionally, during the nine months ended September 30, 2026, the Company sold approximately $199.2 million of UPB of certain RTLs to Rithm Property Trust. Following the sale, the Company derecognized the loans from the consolidated balance sheet. The Company, through its subsidiary Genesis, continues to service the transferred loans pursuant to a servicing agreement and is entitled to receive an annual servicing fee of 75 bps on the UPB of each RTL (or related REO property), payable monthly in arrears.

Transactions with Rithm Perpetual Life Residential Trust (R-HOME)

Pursuant to an advisory agreement entered into during the fourth quarter of 2025, the Rithm Advisers provide investment management services to R-HOME, including the management of R-HOME’s business strategy, investment activities and day-to-day operations, subject to the oversight of R-HOME’s board of trustees. In exchange, the Rithm Advisers receive management fees and performance fees. In addition, the Company holds a 3.9% interest in R-HOME through Class E common shares. Additionally, the Company’s Chief Executive Officer currently serves as R-HOME’s Chief Executive Officer, Co-Chief Investment Officer and a member of the board of trustees of R-HOME. The Company’s Chief Executive Officer does not receive any compensation from R-HOME for his role as Chief Executive Officer, Co-Chief Investment Officer or a member of the board of trustees.

R-HOME pays all of its costs and expenses and reimburses the Rithm Advisers (to the extent incurred by the Rithm Advisers) on a monthly basis for the costs and expenses of providing services under its advisory agreement, including reimbursing for R-HOME’s allocable share of the compensation (whether paid in cash, stock or other forms), including annual base salary, bonus, any related withholding taxes and employee benefits, paid to (i) the Rithm Advisers’ personnel serving as R-HOME’s chief financial officer and chief legal officer based on the percentage of such personnel’s time spent managing R-HOME’s affairs and (ii) other corporate finance, tax, accounting, middle office, internal audit, legal, risk management, operations, compliance and other non-investment personnel who spend all or a portion of their time managing R-HOME’s affairs.

Additionally, during the nine months ended September 30, 2026, the Company sold $449.1 million of UPB of certain RTLs and residential mortgage loans to R-HOME. Following the sale, the Company derecognized the loans from its consolidated balance sheet. The Company, through its subsidiaries Newrez and Genesis, continues to service the transferred loans pursuant to a servicing agreement. For RTLs held by R-HOME, Genesis is entitled to receive an annual servicing fee of 75 bps on the UPB of each RTL (or related REO property), and such fee is payable monthly in arrears. For residential mortgage loans held by R-HOME, Newrez is entitled to receive a flat monthly servicing fee of $7.00 per loan, plus additional fees if the borrower is delinquent with payment.

Other

The Company holds a derivative liability to an affiliate, which is measured at fair value. Refer to Note 16 for additional details.

27. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2026 through the date of issuance of these consolidated financial statements and determined that there were no subsequent events requiring recognition or additional disclosure in the consolidated financial statements, other than as described in these notes.

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

As of September 30, 2026, we conducted our business through the following segments: (i) Origination and Servicing, (ii) Residential Transitional Lending, (iii) Asset Management, (iv) Investment Portfolio and (v) Commercial Real Estate. During the first quarter of 2026, the Company revised the composition of its reportable segments to include a new Commercial Real Estate segment, and prior-period segment information has been recast to conform to the current-period presentation.

Our Origination and Servicing segment operates through our wholly owned subsidiaries, Newrez and New Residential Mortgage LLC (“NRM”). Our residential mortgage origination business sources and originates loans through four channels: Direct to Consumer, Retail/Joint Venture, Wholesale and Correspondent.

Our servicing platform complements our origination business and provides performing and special servicing capabilities to our subsidiaries and third-party clients. NRM and Newrez are licensed or otherwise eligible to service residential mortgage loans in all states within the U.S. and the District of Columbia. NRM and Newrez are also approved to service mortgage loans on behalf of investors, including Fannie Mae and Freddie Mac, and in the case of Newrez, Government National Mortgage Association (“Ginnie Mae,” collectively with the GSEs, the “Agencies” and each of Fannie Mae, Freddie Mac and Ginnie Mae, an “Agency”). Newrez is also eligible to perform servicing on behalf of other servicers as a subservicer.

Newrez sells substantially all of the mortgage loans it originates into the secondary market. Newrez securitizes loans into RMBS through the Agencies. Loans that do not conform to the guidelines of the Agencies, the Federal Housing Administration (“FHA”), the U.S. Department of Agriculture (the “USDA”) or the Department of Veterans Affairs (the “VA”) (for Ginnie Mae loans or mortgage-backed securitizations) are sold to private investors and/or mortgage conduits. Newrez generally retains the right to service the underlying residential mortgage loans sold and/or securitized by Newrez. NRM and Newrez are required to conduct aspects of their operations in accordance with applicable policies and guidelines of such Agencies. In addition to origination and servicing activities, this segment includes operations conducted through wholly owned subsidiaries that provide mortgage- and real estate-related services, including Guardian Asset Management (“Guardian”), a provider of field services and property management services, eStreet Appraisal Management LLC (“eStreet”), a provider of appraisal services, and Avenue 365 Lender Services, LLC (“Avenue 365”), a provider of title and settlement services.

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

Our Asset Management segment conducts its activities primarily through Rithm Asset Management LLC (“RAM”) and its wholly owned subsidiaries, including Sculptor Capital Management, Inc. (“Sculptor”), Crestline and Rithm Capital Advisors

LLC (“RCA”). RCM GA Manager LLC (“RCM Manager” and, together with RCA, the “Rithm Advisers”) manages Rithm Property Trust and R-HOME pursuant to management and/or advisory agreements. Through Sculptor, Crestline and the Rithm Advisers, we provide asset management services and investment products through commingled funds, separate accounts and other alternative investment vehicles, generating primarily fee-based revenues. As of September 30, 2026, we had approximately $61 billion in assets under management (“AUM”).

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

Our Commercial Real Estate segment includes the ownership, operation and management of a portfolio of CRE assets, primarily consisting of Class A office properties located in New York City and San Francisco. This segment reflects our expansion into CRE equity ownership and operations, including the acquisition of Elecor in December 2025. We manage these assets as part of our broader CRE platform, generating revenues primarily from rental revenue and other property-related revenues. In April 2026, the Company announced the rebranding of the Paramount Group platform to Elecor Properties.

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

BOOK VALUE PER COMMON SHARE

The following table summarizes the calculation of book value per common share:

($ in thousands, except per share amounts)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Total equity	$9,141,357	$9,051,414	$9,144,157	$8,940,407	$8,612,685
Less: Preferred Stock Series A, B, C, D, E and F	1,632,915	1,632,915	1,632,915	1,390,790	1,390,790
Less: Non-controlling interests of consolidated subsidiaries	521,295	534,552	534,080	509,920	114,168
Total equity attributable to common stock	$6,987,147	$6,883,947	$6,977,162	$7,039,697	$7,107,727

Common stock outstanding	558,407,031	558,407,031	557,902,002	555,880,947	554,196,670

Book Value per Common Share	$12.51	$12.33	$12.51	$12.66	$12.83

Refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of interest rate risk and its impact on fair value.

MARKET CONSIDERATIONS

Summary

During the third quarter of 2026, macroeconomic conditions reflected persistent inflation, a slowdown in job growth and continued volatility in energy prices and interest rates amid the ongoing conflict with Iran. The Federal Reserve maintained the federal funds target range at 3.50%–3.75% at its July 2026 meeting and then raised the range by 25 basis points to 3.75%–4.00% at its September 2026 meeting, its first increase since 2023 and the first rate change under Federal Reserve Chair Kevin Warsh. The accompanying Summary of Economic Projections indicated the potential for an additional rate increase later in 2026, a reversal from the cutting-cycle expectations that had prevailed as recently as the first quarter.

Headline inflation increased further during the quarter, primarily reflecting higher energy prices, as West Texas Intermediate crude oil prices rose approximately 30% during the quarter, from $69.50 per barrel at the end of June 2026 to $90.42 per barrel at the end of September 2026. Core Consumer Price Index (“CPI”) was roughly stable.

Market interest rates increased sharply during the quarter, with the 10-year Treasury yield rising 85 basis points to 5.29%, while market expectations continued to reflect the possibility of a further rate increase later in 2026. Equity markets advanced modestly during the quarter, with the S&P 500 gaining 2.0%, following a 14.9% gain in the second quarter of 2026.

Inflation

Inflation increased further during the third quarter of 2026, primarily reflecting higher energy prices amid the ongoing conflict with Iran. CPI inflation rose from 3.5% in June 2026 to 3.7% in September 2026, driven in part by an increase in energy prices from 15.7% in June 2026 to 20.4% in September 2026 on a year-over-year basis.

Core CPI, which excludes food and energy, remained essentially flat at 2.6% in September 2026. Core Personal Consumption Expenditures, the Federal Reserve’s preferred measure of underlying inflation, increased 3.1% year-over-year in September 2026, compared to 3.0% year-over-year in June 2026. Other inflation indicators were mixed, with producer price inflation rising to 6.3% in September 2026 from 5.6% in June 2026, and import prices increasing 8.1% over the 12 months ending September 30, 2026, compared to 6.7% over the 12 months ending June 30, 2026.

Treasury Yields

Treasury yields increased sharply during the third quarter of 2026. The 10-year Treasury yield rose 85 basis points to 5.29% from 4.44% at the end of June 2026. Shorter-term yields also increased, though by less, with the 2-year Treasury yield rising 74 basis points to 4.88%. As a result, the yield curve steepened modestly, with the spread between 2-year and 10-year Treasury yields widening from 30 basis points to 41 basis points over the quarter. This shift reflects the Federal Reserve’s September rate increase and the more hawkish policy outlook communicated alongside it, together with persistent inflation and elevated energy prices.

Labor Markets

Labor market conditions reflected the low-hire, low-fire environment during the third quarter of 2026, with slower job growth and a stable unemployment rate. The unemployment rate was unchanged at 4.2% in September 2026 compared to June 2026. Job growth slowed during the quarter, with non-farm payrolls increasing by an average of 51,000 per month, compared to an average of 81,000 per month during the second quarter of 2026. However, initial unemployment insurance claims declined, averaging 200,000 per week during the third quarter of 2026, compared to 222,000 per week in the prior quarter.

Housing Market

Housing market activity softened during the third quarter of 2026. Existing home sales declined to an annualized rate of 3.99 million, compared to 4.13 million in the second quarter of 2026, amid sharply higher mortgage rates. New home sales declined to a seasonally adjusted annualized rate of approximately 676,000 in September 2026, compared to approximately 680,000 in the second quarter of 2026. Home price growth slowed, with the median resale price rising 1.3% year-over-year in September 2026, compared to 2.3% in June 2026. Mortgage rates increased sharply during the quarter, with the 30-year fixed rate rising to 7.10% from 6.29% at the end of June 2026.

Commercial Real Estate

The U.S. CRE market moved through the third quarter of 2026 with improving fundamentals in several sectors, even as the interest rate backdrop became less supportive. In September, the Federal Open Market Committee raised the federal funds target range by 25 basis points to 3.75%–4.00%, its first increase since 2023, and updated projections point to the possibility of an additional increase later this year—a reversal from the cutting-cycle expectations that prevailed as recently as the first quarter. Longer-term rates moved sharply higher, with the 10-year Treasury yield rising 85 basis points to 5.29%, as persistent inflation and geopolitical developments affecting energy prices added further inflation risk. Despite this, capital has continued to flow into the sector, with underwriting simply reflecting a more disciplined, higher-for-longer rate environment rather than a retreat from CRE broadly.

The economic conditions discussed above influence our investment strategy and results.

The following table summarizes the change in U.S. gross domestic product (“GDP”) estimates (annualized rate) according to the U.S. Bureau of Economic Analysis:

	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Real GDP	3.4%	2.2%	2.5%	0.5%	4.4%

The following table summarizes the annualized U.S. unemployment rate according to the U.S. Department of Labor:

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Unemployment rate	4.2%	4.2%	4.3%	4.4%	4.4%

The following table summarizes the annualized 10-year U.S. Treasury rate according to the Federal Reserve and the 30-year fixed mortgage rate according to Freddie Mac:

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
10-year U.S. Treasury rate	5.3%	4.4%	4.3%	4.2%	4.2%
30-year fixed mortgage rate	7.1%	6.3%	6.1%	6.2%	6.3%

We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026; however, uncertainty related to market volatility, the path of the federal funds rate, various regional conflicts and global trade and fiscal policies makes any estimates and assumptions as of September 30, 2026, inherently less certain than they would be absent the current environment. Actual results may materially differ from those estimates. Market volatility, inflationary pressures and government policies (monetary, fiscal, trade and immigration) and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

OUR PORTFOLIO

Our portfolio, as of September 30, 2026 and December 31, 2025, is separated into the Origination and Servicing, Residential Transitional Lending, Asset Management, Investment Portfolio and Commercial Real Estate segments, as described in more detail below (dollars in thousands).

	Origination and Servicing	Residential Transitional Lending	Asset Management	Investment Portfolio	Commercial Real Estate	Corporate Category	Total
September 30, 2026
Investments(A)	$19,579,614	$3,892,225	$1,198,971	$3,614,292	$3,939,232	$—	$32,224,334
Cash and cash equivalents(A)	956,176	72,981	269,798	41,092	141,070	227,633	1,708,750
Restricted cash(A)	175,610	28,337	9,806	35,077	246,534	245,208	740,572
Other assets(A)	8,469,025	174,731	1,489,410	2,415,019	546,653	3,785	13,098,623
Goodwill	29,468	55,731	231,444	—	—	—	316,643
Assets of consolidated entities(A)	—	1,191,183	1,254,431	6,126,794	—	—	8,572,408
Total Assets	$29,209,893	$5,415,188	$4,453,860	$12,232,274	$4,873,489	$476,626	$56,661,330
Debt(A)	$16,946,333	$3,276,190	$438,931	$4,636,177	$3,101,130	$1,755,477	$30,154,238
Other liabilities(A)	6,848,480	62,983	1,520,993	463,836	258,870	320,455	9,475,617
Liabilities of consolidated entities(A)	—	1,056,372	994,562	5,443,585	—	—	7,494,519
Total Liabilities	23,794,813	4,395,545	2,954,486	10,543,598	3,360,000	2,075,932	47,124,374
Redeemable Non-controlling Interests of Consolidated Subsidiaries	—	—	150,391	—	—	245,208	395,599
Total Stockholders’ Equity	5,415,080	1,019,643	1,348,983	1,688,676	1,513,489	(1,844,514)	9,141,357
Non-controlling interests in equity of consolidated subsidiaries	9,869	—	70,078	56,646	384,702	—	521,295
Stockholders’ Equity in Rithm Capital Corp.	$5,405,211	$1,019,643	$1,278,905	$1,632,030	$1,128,787	$(1,844,514)	$8,620,062
Investments in Equity Method Investees	$25,908	$29,031	$255,119	$322,858	$351,210	$—	$984,126
December 31, 2025
Investments(A)	$18,308,310	$2,706,044	$906,454	$4,912,402	$5,156,248	$—	$31,989,458
Debt(A)	$16,843,333	$2,219,808	$425,445	$5,689,351	$3,952,452	$1,258,271	$30,388,660
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

Origination and Servicing

The Origination and Servicing segment is Rithm Capital’s largest business by assets, equity and earnings contribution. The segment operates through our wholly owned subsidiaries Newrez and NRM, through which we originate and service residential mortgage loans across multiple distribution channels and product types. As of June 30, 2026, the latest period for which servicing rankings are available, Newrez ranked among the top ten lenders in the U.S. based on total funded volume of originations and the top five servicers in the U.S. based on total unpaid principal balance (“UPB”) serviced, according to Inside Mortgage Finance.

Revenue in the Origination and Servicing segment is generated primarily from residential mortgage loan originations and servicing. Origination revenues include gains on the sale of residential mortgage loans, which includes the value of MSRs retained upon loan transfer. Profitability varies by origination channel, with Direct to Consumer originations generally generating higher margins and Correspondent originations generally generating lower margins. Servicing revenues consist primarily of contractual servicing fees and ancillary servicing income.

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

Our origination platform funded approximately $12.9 billion and $15.9 billion of residential mortgage loans during the three months ended September 30, 2026 and June 30, 2026, respectively, and $44.3 billion and $44.5 billion during the nine months ended September 30, 2026 and 2025, respectively. The table below provides selected operating statistics by channel and product for our Origination and Servicing segment:

	UPB
	Three Months Ended				Nine Months Ended September 30,
(in millions)	September 30, 2026	% of Total	June 30, 2026	% of Total	2026	% of Total	2025	% of Total	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$1,756	14%	$2,398	15%	$6,627	15%	$4,456	10%	$(642)	$2,171
Retail/Joint Venture	546	4%	821	5%	2,079	5%	2,113	5%	(275)	(34)
Wholesale	2,702	21%	3,143	20%	8,407	19%	6,927	16%	(441)	1,480
Correspondent	7,912	61%	9,540	60%	27,178	61%	31,033	69%	(1,628)	(3,855)
Total Production by Channel	$12,916	100%	$15,902	100%	$44,291	100%	$44,529	100%	$(2,986)	$(238)

Production by Product:
Agency	$5,787	45%	$7,796	49%	$21,815	49%	$19,342	43%	$(2,009)	$2,473
Government	5,209	40%	6,313	40%	17,318	39%	21,781	49%	(1,104)	(4,463)
Non-QM	1,339	10%	1,282	8%	3,697	9%	2,068	5%	57	1,629
Non-Agency	560	5%	481	3%	1,391	3%	1,239	3%	79	152
Other	21	—%	30	—%	70	—%	99	—%	(9)	(29)
Total Production by Product	$12,916	100%	$15,902	100%	$44,291	100%	$44,529	100%	$(2,986)	$(238)

% Purchase	73%		63%		62%		74%
% Refinance	27%		37%		38%		26%

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

	UPB as of
(in millions)	September 30, 2026	June 30, 2026	September 30, 2025	QoQ Change	YoY Change
Performing Servicing:
MSR-owned assets	$551,919	$548,963	$527,071	$2,956	$24,848
Residential whole loans	2,357	2,233	3,638	124	(1,281)
Total Performing Servicing	554,276	551,196	530,709	3,080	23,567

Special Servicing:
MSR-owned assets	20,116	19,046	13,561	1,070	6,555
Residential whole loans	13,936	12,436	8,633	1,500	5,303
Third-party	266,452	253,732	269,160	12,720	(2,708)
Total Special Servicing	300,504	285,214	291,354	15,290	9,150
Total Newrez Servicing	854,780	836,410	822,063	18,370	32,717

Serviced by Third-Parties:
MSR-owned assets	24,139	28,810	55,461	(4,671)	(31,322)
Total Servicing Portfolio	$878,919	$865,220	$877,524	$13,699	$1,395

Agency Servicing:
MSR-owned assets	$373,274	$375,046	$380,422	$(1,772)	$(7,148)
Third-party	29,500	29,904	70,922	(404)	(41,422)
Total Agency Servicing	402,774	404,950	451,344	(2,176)	(48,570)

Government-Insured Servicing:
MSR-owned assets	156,264	154,065	147,593	2,199	8,671
Third-party	2,758	2,754	2,783	4	(25)
Total Government-Insured Servicing	159,022	156,819	150,376	2,203	8,646

Non-Agency (Private Label) Servicing:
MSR-owned assets	66,636	67,708	68,078	(1,072)	(1,442)
Residential whole loans	16,293	14,669	12,271	1,624	4,022
Third-party	234,194	221,074	195,455	13,120	38,739
Total Non-Agency (Private Label) Servicing	317,123	303,451	275,804	13,672	41,319
Total Servicing Portfolio	$878,919	$865,220	$877,524	$13,699	$1,395

As of September 30, 2026, our performing servicing division serviced approximately $554.3 billion UPB of loans, our special servicing division serviced approximately $300.5 billion UPB of loans and third-party servicers serviced approximately $24.1 billion UPB of loans, for a total servicing portfolio of approximately $878.9 billion UPB. This represented an increase of approximately $13.7 billion as compared to June 30, 2026, primarily reflecting new client acquisitions and loan production activity, partially offset by scheduled and voluntary loan prepayments, and an increase of $1.4 billion as compared to September 30, 2025, primarily driven by new client acquisitions and loan production activity, partially offset by loan paydowns.

As of September 30, 2026, Newrez serviced approximately 4.0 million customers. The aggregate UPB of loans serviced by Newrez was approximately $854.8 billion, $836.4 billion and $822.1 billion as of September 30, 2026, June 30, 2026 and September 30, 2025, respectively.

As of September 30, 2026, approximately 95.9% of the UPB of residential mortgage loans underlying our owned MSRs was serviced by Newrez.

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

We finance our investments in MSRs primarily through short- and medium-term bank facilities and capital markets financings. These borrowings are either recourse or non-recourse obligations and bear interest at either fixed or variable rates based on a specified margin over the Secured Overnight Financing Rate (“SOFR”). Capital markets financings are typically subject to collateral coverage requirements, which are calculated as the ratio of the outstanding note balance to the market value of the underlying collateral. The market value of the collateral is generally updated periodically, and if the collateral coverage ratio exceeds a specified threshold—generally 90%— we may be required to contribute additional collateral, repay a portion of the outstanding debt or post cash to restore compliance. The difference between the applicable collateral coverage ratio and the related trigger level is commonly referred to as a “margin holiday.”

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

The table below summarizes our MSRs as of September 30, 2026:

(dollars in billions)	Current UPB	Weighted Average MSR (bps)	Carrying Value
GSE	$373.3	29	$7.1
Non-Agency	66.6	41	1.0
Ginnie Mae	156.3	48	4.0
Total / Weighted Average	$596.2	36	$12.1

The following tables summarize the collateral characteristics of the residential mortgage loans underlying our MSRs as of September 30, 2026 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Adjustable Rate Mortgage %(B)	Three Month Average CPR(C)	Three Month Average CRR(D)	Three Month Average CDR(E)	Three Month Average Recapture Rate
GSE	$7,107,993	$373,274,142	2,048,063	754	4.4%	272	73	1.0%	6.8%	6.7%	0.1%	11.0%
Non-Agency	1,036,513	66,635,528	618,950	682	4.6%	246	212	7.1%	6.9%	6.2%	0.8%	17.8%
Ginnie Mae	4,043,200	156,264,178	670,023	685	4.6%	311	50	0.5%	6.4%	5.9%	0.5%	22.5%
Total	$12,187,706	$596,173,848	3,337,036	728	4.5%	279	83	1.5%	6.7%	6.4%	0.3%	14.7%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(F)
GSE	0.3%	0.2%	—%	0.2%
Non-Agency	2.4%	4.5%	0.5%	2.4%
Ginnie Mae	2.6%	1.5%	0.1%	0.8%
Weighted Average	1.2%	1.0%	0.1%	0.6%
(A)Based on the weighted average (“WA”) of information provided by the loan servicer on a monthly basis. The loan servicer generally updates the Fair Isaac Corporation (“FICO”) score when loans are refinanced or become delinquent.
(B)Represents the percentage of the total principal balance of the pool that corresponds to adjustable rate mortgages.
(C)The conditional prepayment rate (“CPR”) represents the annualized rate of the prepayments during the quarter as a percentage of the total principal balance of the pool.
(D)The conditional repayment rate (“CRR”) represents the annualized rate of the voluntary prepayments during the quarter as a percentage of the total principal balance of the pool.
(E)The conditional default rate (“CDR”) represents the annualized rate of the involuntary prepayments (defaults) during the quarter as a percentage of the total principal balance of the pool.
(F)Represents the percentage of the total principal balance of the pool that corresponds to loans that are delinquent by 90 or more days.

See Note 5 to our consolidated financial statements for additional information regarding our MSRs and servicer advances receivable and Note 17 for additional information regarding the related financing arrangements.

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

The following table summarizes our Agency RMBS and U.S. Treasury securities portfolio as of and for the nine months ended September 30, 2026 (dollars in thousands):

			Gross Unrealized
Asset Type	Outstanding Face Amount	Amortized Cost Basis	Gains	Losses	Carrying Value(A)	Count	Weighted Average Life (Years)	3-Month CPR(B)	Outstanding Repurchase Agreements
Agency RMBS	$4,821,521	$4,710,376	$—	$(223,123)	$4,487,253	23	8.6	8.6%	$4,722,683
Treasury securities	25,000	24,950	—	—	24,950	1	0.1	N/A	—
Total / Weighted Average	$4,846,521	$4,735,326	$—	$(223,123)	$4,512,203	24	8.5		$4,722,683
(A)Agency RMBS are held at fair value under the fair value option election. Treasury securities include $25.0 million of short-term Treasury bills held-to-maturity at amortized cost.
(B)Represents the annualized rate of the prepayments during the quarter as a percentage of the total amortized cost basis.

The following table summarizes the net interest spread of our government and government-backed securities portfolio as of September 30, 2026:

Net Interest Spread(A)
Weighted average asset yield	5.0%
Weighted average funding cost	4.0%
Net Interest Spread	1.0%
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

To-Be-Announced Forward Contract Positions (“TBAs”)

In addition to holding government and government-backed securities, we use other hedging instruments, primarily TBAs, to economically hedge interest rate exposure associated with our MSR portfolio. The following table summarizes the notional and carrying value amounts of our TBAs:

	September 30, 2026	December 31, 2025
Notional:
Notional – asset	$8,976,901	$3,998,800
Notional – liability	5,646,600	17,569,958
Carrying Value:
TBAs – asset	176,365	6,070
TBAs – liability	28,139	47,001

Ancillary Mortgage Services

In addition to origination and servicing activities, this segment includes operations conducted through subsidiaries that provide mortgage- and real estate-related services, including Guardian (property preservation and field services), eStreet (appraisal services) and Avenue 365 (title and settlement services).

Residential Transitional Lending

The Residential Transitional Lending segment operates through Genesis, a wholly owned Rithm Capital subsidiary that originates and manages short-term, business-purpose mortgage loans secured by residential and multifamily real estate. Genesis is the second-largest U.S. residential transitional lender based on market data and management’s estimates of total origination volume.

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

Loan economics and terms. Commitments are generally interest-only and bear a variable rate based on SOFR plus a spread (currently ranging from 4% to 15%), with initial terms typically ranging from 6 to 120 months, depending on project size and expected completion timeline. We may extend loans based on our assessment of project status and other underwriting considerations. As of September 30, 2026, the average commitment size was $4.6 million, and the weighted average remaining term to contractual maturity was 13.1 months.

We earn loan origination fees (“points”), which are generally based on the loan term, borrower profile and collateral characteristics. As of September 30, 2026, we earned an average of 1.1% of total commitment at origination. We also may earn past-due fees, cost reimbursements (including for closing, collection and inspection-related expenses), extension fees for renewals or extensions and amendment fees for loan modifications. Renewals and extensions are generally evaluated under our then-current underwriting criteria, including applicable LTV limitations based on the origination appraisal or an updated appraisal when required. Origination and renewal fees are recognized as income at origination as residential transition loans (“RTLs” and each, an “RTL”) are measured at fair value.

Borrowers and use of proceeds. Borrowers are typically residential and multifamily real estate investors and developers. Proceeds are generally used to fund construction, renovation, development, acquisition, refinancing and, to a lesser extent, mixed-use projects. Loans are typically structured with partial funding at closing and additional advances disbursed upon completion of agreed construction milestones.

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

The following table summarizes certain information related to our portfolio of loans included in the Residential Transitional Lending segment (dollars in thousands):

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	2026	2025
Loans originated(A)	$1,492,477	$1,885,460	$4,985,819	$3,352,903
Loans repaid	$717,361	$495,325	$1,864,934	$1,171,789
Number of loans originated	544	516	1,547	1,232

			As of
			September 30, 2026	December 31, 2025
Carrying value(B)			$5,420,432	$3,914,674
UPB(B)			$5,414,423	$3,886,696
Total commitment			$7,843,429	$5,791,861
Average total commitment(C)			$3,961	$3,571
Weighted average contractual interest(D)			8.7%	8.9%
(A)Based on total commitment at origination.
(B)Includes carrying value and UPB of residential transition loans of consolidated entities of approximately $1.5 billion as of September 30, 2026 and December 31, 2025.
(C)Represents the calculated amount of total commitment divided by the total number of loans in the Residential Transitional Lending segment.
(D)Excludes loan fees and weighted by current UPB.

The following table summarizes the loan purpose of our portfolio of loans included in the Residential Transitional Lending segment (dollars in thousands):

	September 30, 2026
	Number of Loans	% of Loans	Total Commitment	% of Total Commitment	Weighted Average Committed Loan Balance to Value(A)
Construction	572	28.9%	$4,046,025	51.6%	74.0% / 62.2%
Bridge	645	32.6%	2,774,994	35.4%	42.5%
Renovation	763	38.5%	1,022,410	13.0%	81.3% / 65.9%
Total	1,980	100.0%	$7,843,429	100.0%	N/A
(A)Weighted by commitment LTV for bridge loans and LTC and LTARV for construction and renovation loans.

See Note 10 to our consolidated financial statements for additional information, including a summary of activity related to residential transition loans from December 31, 2025 to September 30, 2026.

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

As of September 30, 2026, the Asset Management segment managed approximately $61 billion in AUM, of which approximately $38 billion and $21 billion was managed by Sculptor and Crestline, respectively.

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

Operating expenses during the period primarily reflected compensation and benefits, amortization of intangible assets and office and professional expenses.

Assets Under Management

AUM is estimated and refers to the value of assets for which Rithm Capital and its affiliates provide discretionary investment management, advisory services or real estate asset management. AUM is generally calculated as the sum of: (i) the net asset value of managed accounts and open-ended funds or gross asset value of direct lending, real estate and real estate funds, (ii) uncalled capital commitments and (iii) par value of structured credit vehicles (e.g., collateralized loan obligations). AUM includes amounts that are not subject to management fees, incentive income or other amounts earned on AUM. AUM also includes amounts that are invested in other affiliated funds/vehicles. Rithm Capital’s calculation of AUM is intended to provide a consistent and comparable measure of managed assets across its businesses; however it is not based on any specific regulatory definition and may differ from similarly titled measures presented by other asset managers and, as a result, may not be comparable.

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

Excess MSRs

Investments in Excess MSRs represent the portion of the mortgage servicing compensation that exceeds the base servicing fee. Our Excess MSR assets include our ownership interests in Excess MSRs and related recapture agreements that were acquired from, and are serviced by, Rocket Companies, Inc., as successor by merger to Mr. Cooper Group Inc. (“Rocket”).

The following tables summarize the terms of our Excess MSRs:

		MSR Component(A)			Excess MSR Carrying Value (millions)
Direct Excess MSRs	Current UPB (billions)(B)	Weighted Average MSR (bps)	Weighted Average Excess MSR (bps)	Interest in Excess MSR (%)	September 30, 2026	December 31, 2025
Total / Weighted Average	$44.3	32	20	65.0% – 80.0%	$305.3	$323.6
(A)The MSR is a weighted average as of September 30, 2026 and the Excess MSR represents the difference between the weighted average MSR and the base fee (which fee remains constant).
(B)Represents Excess MSRs serviced by Rocket. We also invested in related servicer advance investments, including the base fee component of the related MSR on $10.9 billion UPB underlying these Excess MSRs.

The following tables summarize the collateral characteristics of the loans underlying our direct Excess MSRs and the Excess MSRs held in a joint venture with Sculptor non-consolidated funds as of September 30, 2026 (dollars in thousands):

	Collateral Characteristics
	Current Carrying Amount	Current Principal Balance	Number of Loans	WA FICO Score(A)	WA Coupon	WA Maturity (Months)	Average Loan Age (Months)	Three Month Average CPR(B)	Three Month Average CRR(C)	Three Month Average CDR(D)	Three Month Average Recapture Rate
Total / Weighted Average	$305,270	$44,258,967	373,729	719	4.6%	216	176	7.2%	6.8%	0.5%	23.9%

	Collateral Characteristics
	Delinquency	Loans in Foreclosure	REO	Loans in Bankruptcy
	90+ Days(E)
Weighted Average(F)	0.8%	1.6%	0.2%	0.6%
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

The following is a summary of our servicer advance investments, including the right to the base fee component of the related MSRs (dollars in thousands):

	September 30, 2026					December 31, 2025
	Amortized Cost Basis	Carrying Value(A)	UPB of Underlying Residential Mortgage Loans	Outstanding Servicer Advances(B)	Servicer Advances to UPB of Underlying Residential Mortgage Loans	Carrying Value(A)
Servicer advance investments	$269,270	$283,657	$10,925,131	$244,145	2.2%	$294,322
(A)Represents the fair value of the servicer advance investments, including the base fee component of the related MSRs.
(B)The following table summarizes the types of advances included in servicer advance investments (dollars in thousands):

September 30, 2026
Principal and interest advances	$41,932
Escrow advances (taxes and insurance advances)	109,615
Foreclosure advances	92,598
Total	$244,145

The following summarizes additional information regarding our servicer advance investments and related financing, as of and for the nine months ended September 30, 2026 (dollars in thousands):

	Weighted Average Discount Rate	Weighted Average Life (Years)(C)	Face Amount of Secured Notes and Bonds Payable	LTV(A)		Cost of Funds(B)
				Gross	Net(D)	Gross	Net
Servicer advance investments	7.2%	7.9	$206,598	81.6%	79.8%	6.2%	5.8%
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

Non-Agency Securities

Within our non-Agency securities portfolio, we retain and hold certain risk retention bonds from securitizations that we do not consolidate, in compliance with applicable risk retention requirements under the Dodd-Frank Act and the rules promulgated thereunder. We also hold bonds issued in connection with our consolidated PLS, which are eliminated in consolidation. The related equity value is reflected within assets of consolidated entities and liabilities of consolidated entities on our consolidated balance sheets and is excluded from the tables below. As of September 30, 2026, approximately 80.4% of our non-Agency securities portfolio consisted of bonds retained to satisfy risk retention requirements.

The following table summarizes our non-Agency securities portfolio (dollars in thousands):

	As of and for the Nine Months Ended September 30, 2026						December 31, 2025
Asset Type	Outstanding Face Amount(A)	Amortized Cost Basis	Gross Unrealized		Carrying Value(B)	Outstanding Repurchase Agreements(C)	Carrying Value(B)
			Gains	Losses
Non-Agency securities	$8,044,547	$730,676	$96,771	$(60,201)	$767,246	$1,072,546	$759,633
(A)The total outstanding face amount includes residual, interest only and servicing strips for which no principal payment is expected.
(B)Carrying value is equal to the fair value for all securities.
(C)Includes repurchase agreements on non-Agency securities retained through consolidated securitizations.

The following table summarizes the characteristics of our non-Agency securities portfolio and of the collateral underlying our non-Agency securities as of September 30, 2026 (dollars in thousands):

							Collateral Characteristics(A)
	Outstanding Face Amount	Amortized Cost Basis	Carrying Value	Number of Securities	Weighted Average Life (Years)	Weighted Average Coupon(B)	Average Loan Age (Years)	Collateral Factor(C)	Three Month CPR(D)	Delinquency(D)	Cumulative Losses to Date
Total / weighted average	$8,044,547	$730,676	$767,246	659	4.2	4.9%	13.5	0.5	9.3%	3.0%	0.7%
(A)Excludes $153.8 million carrying value of non-Agency securities that are backed by assets other than residential mortgages.
(B)Excludes interest only, residual and other bonds with a carrying value of $165.0 million for which no coupon payment is expected.
(C)Represents the ratio of original UPB of loans still outstanding.
(D)Three-month average constant prepayment rate and default rates.

The following table summarizes the net interest spread of our non-Agency securities portfolio as of September 30, 2026:

Net Interest Spread(A)
Weighted average asset yield	5.8%
Weighted average funding cost	5.3%
Net Interest Spread	0.5%
(A)The non-Agency securities portfolio consists of 30.0% floating rate securities and 70.0% fixed-rate securities (accounted for on an amortized cost basis).

We finance a significant portion of our non-Agency securities investments through short-term borrowings under master uncommitted repurchase agreements. These borrowings generally bear interest at rates offered by counterparties for the applicable repurchase term (for example, 30 or 60 days), typically calculated as a specified margin over SOFR. As of September 30, 2026 and December 31, 2025, we had pledged non-Agency securities, including securities retained through consolidated securitizations, with an aggregate carrying value of approximately $1.5 billion and $1.3 billion, respectively, as collateral for repurchase agreement borrowings.

A portion of the collateral securing these borrowings is subject to daily mark-to-market valuation and related margin calls. The remaining collateral generally is not subject to daily margin calls unless the collateral coverage percentage—calculated as the current carrying value of outstanding debt divided by the market value of the underlying collateral—reaches or exceeds a specified collateral trigger. The difference between the collateral coverage percentage and the collateral trigger is commonly referred to as a “margin holiday.” See Note 17 to our consolidated financial statements for additional information regarding our non-Agency securities financing arrangements, including a summary of related activity from December 31, 2025 to September 30, 2026.

Residential Mortgage Loans

We accumulate our residential mortgage loan portfolio through loan originations, open-market and bulk acquisitions and the exercise of call rights. Substantially all of these loans are serviced by Newrez.

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

Residential mortgage loans are reported in the following categories:

•Loans, held-for-investment (“HFI”), at fair value;
•Loans, held-for-sale (“HFS”), at lower of cost or fair value;
•Loans, HFS, at fair value; and
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

As of September 30, 2026, we held approximately $4.8 billion of outstanding face amount of residential mortgage loans classified as residential mortgage loans on our consolidated balance sheets (see below). These investments were financed in part through secured financing agreements with an aggregate face amount of approximately $4.2 billion. Our acquisitions during the period included open-market purchases, originations through Newrez, bulk acquisitions and loans acquired through the exercise of call rights.

The following table presents the total residential mortgage loans outstanding by loan type (dollars in thousands):

	September 30, 2026					December 31, 2025
	Outstanding Face Amount	Carrying Value	Loan Count	Weighted Average Yield	Weighted Average Life (Years)(A)	Carrying Value
Investments of consolidated CFEs(B)	$5,761,801	$5,531,207	14,802	6.2%	27.2	$3,265,142

Residential mortgage loans, HFI, at fair value	$280,575	$247,729	5,668	8.7%	4.9	$324,688
Residential Mortgage Loans, HFS:
Acquired performing loans	42,111	36,830	1,340	7.4%	4.2	45,861
Acquired non-performing loans(C)	12,036	10,012	167	9.3%	4.1	10,930
Residential mortgage loans, HFS	54,147	46,842	1,507	7.8%	4.2	56,791
Residential Mortgage Loans, HFS, at Fair Value:
Acquired performing loans(D)	1,707,155	1,697,106	3,888	6.8%	10.3	1,612,154
Acquired non-performing loans(C)(E)	355,685	315,496	1,486	5.6%	27.5	299,413
Originated loans	2,407,194	2,400,193	8,687	6.8%	28.9	3,515,914
Residential mortgage loans, HFS, at fair value	4,470,034	4,412,795	14,061	6.7%	21.7	5,427,481
Total Residential Mortgage Loans	$4,804,756	$4,707,366	21,236			$5,808,960
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
(D)Includes $209.2 million UPB of Ginnie Mae EBO options.
(E)Includes $342.8 million UPB of Ginnie Mae EBO options on accrual status as recovery of contractual cash flows are guaranteed by the FHA as of September 30, 2026.

We evaluate the credit quality of our residential mortgage loan portfolio using indicators that include delinquency status, LTV ratios and geographic concentration.

We finance a significant portion of our residential mortgage loan investments through repurchase agreements. These recourse borrowings generally bear variable interest rates for the term of the applicable repurchase transaction (typically less than one year) at a specified margin over SOFR. As of September 30, 2026 and December 31, 2025, we had pledged residential mortgage loans with a carrying value of approximately $4.6 billion and $5.8 billion, respectively, as collateral for borrowings under repurchase agreements. Certain of these financings are subject to daily mark-to-market adjustments and related margin calls. Other financings are not subject to daily margin calls unless the collateral coverage percentage—calculated as the current carrying value of outstanding debt divided by the market value of the underlying collateral—reaches or exceeds a specified trigger. The difference between the collateral coverage percentage and the applicable trigger is referred to as a “margin holiday.” See Note 17 to our consolidated financial statements for additional information regarding the financing of our residential mortgage loans, including a summary of related activity from December 31, 2025 to September 30, 2026.

See Note 7 to our consolidated financial statements for additional information regarding our residential mortgage loans, including a summary of related activity from December 31, 2025 to September 30, 2026.

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

	September 30, 2026				December 31, 2025
	UPB	Carrying Value	Weighted Average Coupon	Weighted Average Expected Life (Years)	Carrying Value
Investments of consolidated CFEs	$553,153	$545,440	13.4%	10.6	$—

Upgrade	$634,543	$612,533	15.8%	10.2	$450,119
SpringCastle	139,060	140,481	18.1%	3.5	167,807
Marcus	177,749	73,946	11.1%	0.5	166,473
Total Consumer Loans, at Fair Value	$951,352	$826,960	15.3%	7.4	$784,399

	September 30, 2026
	Number of Loans	Adjustable Rate Loan %	Average Loan Age (Months)	Delinquency 90+ Days(A)	Three-Month CRR(B)	Three-Month CDR(C)
SpringCastle	24,936	14.9%	264	2.1%	13.1%	5.6%
Marcus	96,725	—%	52	64.9%	23.6%	5.4%
Upgrade	68,247	—%	5	0.1%	29.9%	1.2%
Total / Weighted Average	189,908	2.2%	52	12.5%	26.3%	2.6%
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

We finance our consumer loan investments through a combination of securitization and secured borrowing arrangements. The SpringCastle loans are financed with securitized, non-recourse long-term notes with a stated maturity date of September 2037. The Marcus loans are financed with long-term notes with a stated maturity date of June 2028. The Upgrade loans are financed primarily through a secured revolving credit facility that matures in October 2026, with three successive three-month extension options exercisable by us such that, if fully exercised, would extend the maturity date to July 31, 2027. See Note 17 to our consolidated financial statements for further information regarding the financing of our consumer loans, including a summary of activity from December 31, 2025 to September 30, 2026.

See Note 8 to our consolidated financial statements for additional information, including a summary of activity related to consumer loans from December 31, 2025 to September 30, 2026.

Single-Family Rental Properties

As of September 30, 2026, our SFR portfolio consisted of approximately 3,735 properties with an aggregate carrying value of approximately $0.9 billion, of which $0.3 billion were classified as held-for-sale and $0.6 billion were classified as held-for-investment. The properties classified as held for investment did not meet all of the criteria for held for sale classification. We will reclassify applicable properties when those criteria are met, at which point they would be measured at the lower of carrying value or fair value less costs to sell, which could result in the recognition of impairment charges that may be material.

In connection with our decision to wind down our SFR business, we are pursuing the sale of some or all of our SFR properties. Pending disposition, we expect to continue operating and managing the portfolio, generating rental income and incurring related operating expenses. Operating results are influenced by rental rates, occupancy levels, tenant turnover and local market conditions. Our SFR properties are financed through a combination of credit facilities, term loans and securitization structures. The wind-down could affect our operating results and liquidity, including through the repayment or refinancing of related debt and associated costs. See Note 17 to our consolidated financial statements for additional information regarding the financing of our SFR properties.

Our Investment Portfolio segment also includes results from certain wholly owned subsidiaries and minority investments that provide services across the mortgage and real estate sectors. This includes our strategic partnership with Darwin through Adoor Property Management LLC (“APM”), which provides property management services. All of our SFR properties are currently managed by APM.

Commercial Real Estate

Following the acquisition of Elecor in December 2025, we own and operate a portfolio of Class A office properties in New York City and San Francisco, which are managed as part of our broader real estate platform, totaling approximately 12.2 million square feet.

The key metrics related to Elecor CRE properties are included in the tables below.

Quarterly Leasing Information:

	Three Months Ended		Nine Months Ended
	September 30, 2026	June 30, 2026	September 30, 2026
Lease count	10	16	35
Sq ft leased (total)	426,361	234,347	763,851
Rithm Capital’s share (sq ft)	259,168	131,571	458,171
Weighted average initial rent ($ per sq ft)	$109.14	$92.90	$102.56
Weighted average lease term (years)	10.0	8.9	9.5

Same Store Leased Occupancy:

	September 30, 2026	December 31, 2025
New York City(A)	88.6%	91.7%
San Francisco	65.0%	62.2%
Total(B)	83.5%	85.3%
(A)New York City same store leased occupancy as of December 31, 2025 was 92.8% as originally reported and was recalculated to 91.7% using Elecor’s ownership interests as of September 30, 2026 to reflect the partial sale of an interest in a CRE joint venture.
(B)Same store leased occupancy as of December 31, 2025 was 86.9% as originally reported and was recalculated to 85.3% using Elecor’s ownership interests as of September 30, 2026 to reflect the partial sale of an interest in a CRE joint venture.

Same store leased occupancy includes the core properties owned and operated by Elecor in a similar manner throughout both periods, and excludes properties acquired, disposed of, or under development or redevelopment during either period. Leased occupancy for all periods presented is calculated using Elecor’s ownership interests as of September 30, 2026, and prior periods were recalculated to reflect the partial sale of an interest in a CRE joint venture in September 2026.

Same store leased occupancy was 83.5% as of September 30, 2026, compared to 85.3% as of December 31, 2025, a decrease of 180 basis points. This decrease was driven primarily by lease expirations in the nine months, partially offset by new leases executed across the portfolio. Year-to-date leasing activity has been executed at rents 32.6% above the full-year 2025 average, reflecting improving tenant demand for premier Class A office space across the Elecor portfolio.

Lease Expiration Schedule:

Year of Expiration	Expiring Sq Ft(A)	% of Total Sq Ft	Annualized Base Rent (in thousands)(A)	% of Total Portfolio Annualized Base Rent
October 1 through December 31, 2026	137,229	2.3%	$10,239	2.0%
2027	165,895	2.8%	16,139	3.1%
2028	178,262	3.0%	14,663	2.9%
2029	397,970	6.8%	33,510	6.5%
2030	497,143	8.4%	49,690	9.6%
2031 and thereafter	4,520,157	76.7%	391,489	75.9%
Total	5,896,656	100.0%	$515,730	100.0%
(A)     Amounts are presented at Rithm Capital share.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that could affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. Actual results could differ from these estimates. We believe that these estimates and assumptions utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results historically have generally been in line with our estimates and judgments used in applying each of the accounting policies described below, as modified periodically to reflect current market conditions.

The mortgage and financial sectors operate in a challenging and uncertain economic environment. Financial and real estate companies continue to be affected by, among other things, market volatility, heightened interest rates and inflationary pressures. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2026; however, uncertainty over the current macroeconomic conditions makes any estimates and assumptions as of September 30, 2026, inherently less certain than they would be absent the current economic environment. Actual results may materially differ from those estimates. Market volatility and inflationary pressures and their impact on the current financial, economic and capital markets environment and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity and ability to pay distributions.

Our critical accounting policies as of September 30, 2026, which represent our accounting policies that are most affected by judgments, estimates and assumptions, included all of the critical accounting policies referred to in the 2025 Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Factors Impacting Comparability of Our Results of Operations

Our net income is primarily generated from net interest income, servicing fee revenue less cost to service, gain on sale of loans less cost to originate, asset management fees less expenses and property rental revenue less operating costs. Changes in various factors such as market interest rates, prepayment speeds, estimated future cash flows, servicing costs and credit quality could affect the amount of basis premium to be amortized or discount to be accreted into interest income for a given period. Prepayment speeds vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Additionally, changes in these inputs along with other factors such as delinquency rates and recapture rates may significantly impact the fair value of our MSRs and as a result, our earnings. Our operating results may also be affected by credit losses in excess of initial estimates or unanticipated credit events experienced by borrowers whose mortgage loans underlie the MSRs, RTLs or the non-Agency securities held in our investment portfolio. Asset management fees are directly related to growth in AUM and investment performance of our funds. Decline in investment performance may slow our AUM growth and increase the potential for redemptions from our funds. Property rental revenue is directly related to occupancy.

During the nine months ended September 30, 2026, interest rates increased and remained elevated compared to the nine months ended September 30, 2025. Changes in interest rates can inversely impact a borrower’s ability or willingness to enter into mortgage transactions, including residential, business purpose and commercial loans and can also impact our financing costs.

Summary of Results of Operations

The following table summarizes the changes in our results of operations for the three months ended September 30, 2026 compared to the three months ended June 30, 2026 and the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Our results of operations are not necessarily indicative of our future performance (dollars in thousands).

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Revenues
Servicing and related fee revenue, net	$595,372	$614,637	$1,789,297	$1,724,899	$(19,265)	$64,398
Change in fair value of MSRs, net of economic hedges (includes realization of cash flows of $(186,553), $(213,874), $(611,883) and $(513,452), respectively)	121,277	(392,875)	(475,827)	(752,734)	514,152	276,907
Servicing revenue, net	716,649	221,762	1,313,470	972,165	494,887	341,305
Interest income	479,592	474,595	1,416,064	1,373,501	4,997	42,563
Gain on originated residential mortgage loans, HFS, net	214,157	207,006	629,413	525,795	7,151	103,618
Asset management revenue	107,345	142,228	356,160	267,551	(34,883)	88,609
Commercial real estate revenue	187,041	182,130	547,428	—	4,911	547,428
Other residential-related revenue	51,638	54,560	160,878	168,044	(2,922)	(7,166)
	1,756,422	1,282,281	4,423,413	3,307,056	474,141	1,116,357
Expenses
Interest expense and warehouse line fees	480,834	464,114	1,395,011	1,239,612	16,720	155,399
General, administrative and operating	320,862	307,349	944,812	642,721	13,513	302,091
Compensation and benefits	382,366	410,477	1,171,253	864,947	(28,111)	306,306
Depreciation and amortization	92,428	93,547	278,619	71,492	(1,119)	207,127
	1,276,490	1,275,487	3,789,695	2,818,772	1,003	970,923
Other Income (Loss)
Realized and unrealized gains, net	19,746	56,305	60,897	74,991	(36,559)	(14,094)
Other income, net	19,415	23,787	65,604	36,783	(4,372)	28,821
	39,161	80,092	126,501	111,774	(40,931)	14,727
Income before Income Taxes	519,093	86,886	760,219	600,058	432,207	160,161
Income tax expense (benefit)	257,819	18,973	321,554	(27,456)	238,846	349,010
Net Income	261,274	67,913	438,665	627,514	193,361	(188,849)
Non-controlling interests in income of consolidated subsidiaries	3,733	8,032	11,619	7,586	(4,299)	4,033
Redeemable non-controlling interests in income of consolidated subsidiaries	4,256	3,590	14,792	7,862	666	6,930
Net Income Attributable to Rithm Capital Corp.	253,285	56,291	412,254	612,066	196,994	(199,812)
Change in redemption value of redeemable non-controlling interests	—	—	—	15,611	—	(15,611)
Dividends on preferred stock	36,159	36,098	107,104	82,371	61	24,733
Net Income Attributable to Common Stockholders	$217,126	$20,193	$305,150	$514,084	$196,933	$(208,934)

Servicing Revenue, Net

Servicing revenue, net consists of the following:

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Servicing fee revenue, net	$548,178	$563,771	$1,642,548	$1,577,233	$(15,593)	$65,315
Ancillary and other fees	47,194	50,866	146,749	147,666	(3,672)	(917)
Servicing and related fee revenue, net	595,372	614,637	1,789,297	1,724,899	(19,265)	64,398
Change in Fair Value due to:
Realization of cash flows	(186,553)	(213,874)	(611,883)	(513,452)	27,321	(98,431)
Change in valuation inputs and assumptions, net of realized gains (losses)(A)	988,301	48,228	1,398,115	(623,387)	940,073	2,021,502
Gains (losses) on MSR economic hedges	(680,471)	(227,229)	(1,262,059)	384,105	(453,242)	(1,646,164)
Servicing Revenue, Net	$716,649	$221,762	$1,313,470	$972,165	$494,887	$341,305
(A)The following table summarizes the components of servicing revenue, net related to changes in valuation inputs and assumptions:

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Changes in interest rates and prepayment speeds	$1,293,428	$43,555	$1,595,744	$(616,428)	$1,249,873	$2,212,172
Changes in discount rates	(138,953)	67,785	69,808	129,311	(206,738)	(59,503)
Changes in other factors	(166,174)	(63,112)	(267,437)	(136,270)	(103,062)	(131,167)
Change in Valuation and Assumptions	$988,301	$48,228	$1,398,115	$(623,387)	$940,073	$2,021,502

The table below includes a further breakdown of servicing fee revenue, net and fees for the periods presented:

	Three Months Ended		Nine Months Ended September 30,
(in thousands)	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
MSR-owned assets	$471,784	$489,946	$1,419,347	$1,354,903	$(18,162)	$64,444
Residential whole loans	2,626	2,444	7,947	7,621	182	326
Third-party servicing revenue	56,916	55,790	169,518	165,824	1,126	3,694
Incentive	14,843	13,753	39,527	43,353	1,090	(3,826)
Boarding	2,009	1,838	6,209	5,532	171	677
Ancillary and other fees	47,194	50,866	146,749	147,666	(3,672)	(917)
Servicing and Related Fee Revenue, Net(A)	$595,372	$614,637	$1,789,297	$1,724,899	$(19,265)	$64,398
(A)In addition to third-party servicing revenue, includes other fees earned from third parties of $34.4 million and $33.5 million for the three months ended September 30, 2026 and June 30, 2026, respectively, and $98.1 million and $65.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The table below summarizes the UPB of our MSRs and third-party servicing:

	UPB
(dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2025	QoQ Change	YoY Change
GSE	$402,774	$404,950	$451,344	$(2,176)	$(48,570)
Non-Agency	317,123	303,451	275,804	13,672	41,319
Ginnie Mae	159,022	156,819	150,376	2,203	8,646
Total	$878,919	$865,220	$877,524	$13,699	$1,395

The table below summarizes the total UPB of our servicing portfolio (owned MSRs and third-party servicing) by Performing Servicing, Special Servicing and serviced by third-parties:

	UPB
(dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2025	QoQ Change	YoY Change
Performing Servicing	$554,276	$551,196	$530,709	$3,080	$23,567
Special Servicing	300,504	285,214	291,354	15,290	9,150
Serviced by third-parties	24,139	28,810	55,461	(4,671)	(31,322)
Total Servicing Portfolio	$878,919	$865,220	$877,524	$13,699	$1,395

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Servicing revenue, net was $716.6 million for the three months ended September 30, 2026, an increase of $494.9 million, compared to $221.8 million for the three months ended June 30, 2026. The increase was primarily attributable to a $486.8 million increase in change in fair value of MSRs, net of economic hedges, due to an increase in interest rates and slower prepayment speeds, partially offset by higher discount rates. Servicing and related fee revenue, net decreased approximately $19.3 million, driven by lower servicing fees collected during the three months ended September 30, 2026.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Servicing revenue, net was $1.3 billion for the nine months ended September 30, 2026, an increase of $341.3 million, compared to $972.2 million for the nine months ended September 30, 2025. The increase was primarily attributable to a $375.3 million increase in change in fair value of MSRs, net of economic hedges, driven by an increase in interest rates, partially offset by a $98.4 million increase in the realization of cash flows, driven by higher prepayment speeds year-over-year. Servicing and related fee revenue, net increased $64.4 million, driven by portfolio growth and higher servicing fees collected during the nine months ended September 30, 2026.

Interest Income

The following table includes the breakdown of interest income by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Nine Months Ended September 30,
Segment	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$259,545	$252,496	$746,918	$912,379	$7,049	$(165,461)
Residential Transitional Lending	103,594	103,587	294,840	219,519	7	75,321
Asset Management	39,736	28,208	106,841	27,855	11,528	78,986
Investment Portfolio	71,999	85,428	253,394	206,413	(13,429)	46,981
Commercial Real Estate	2,065	2,185	6,082	—	(120)	6,082
Corporate Category	2,653	2,691	7,989	7,335	(38)	654
Total Interest Income	$479,592	$474,595	$1,416,064	$1,373,501	$4,997	$42,563

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Interest income was $479.6 million for the three months ended September 30, 2026, an increase of $5.0 million, compared to $474.6 million for the three months ended June 30, 2026. The increase was primarily attributable to higher interest income from (i) our Origination and Servicing business, driven by a higher custodial earnings rate, and (ii) our Asset Management business driven by higher interest earned from insurance company investments. The increase was partially offset by lower interest income from on-balance sheet Non-QM and consumer loans due to securitizations during the three months ended September 30, 2026.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Interest income was $1,416.1 million for the nine months ended September 30, 2026, an increase of $42.6 million, compared to $1,373.5 million for the nine months ended September 30, 2025. The increase was primarily attributable to (i) growth in the Non-QM, RTL and consumer portfolios, and (ii) nine months of interest income earned from insurance company investments acquired in December 2025, as compared to none in the prior year period. The increase was partially offset by net securities sales, securitizations and a loweir average earnings rate on custodial balances in Origination and Servicing.

Gain on Originated Residential Mortgage Loans, HFS, Net

The following table provides information regarding gain on originated residential mortgage loans, HFS, net as a percentage of pull through adjusted lock volume, by channel:

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Gain on originated residential mortgage loans, held-for-sale, net(A)(B)(C)(D)	$177,390	$184,323	$546,810	$501,724	$(6,933)	$45,086

Pull through adjusted lock volume	$12,418,341	$14,493,879	$43,871,237	$46,785,204	$(2,075,538)	$(2,913,967)

Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume, by Channel:
Direct to Consumer	4.52%	2.85%	3.11%	2.59%
Retail/Joint Venture	3.72%	3.34%	3.27%	3.31%
Wholesale	1.23%	1.11%	1.18%	1.23%
Correspondent	0.57%	0.50%	0.50%	0.50%
Total Gain on Originated Residential Mortgage Loans, as a Percentage of Pull Through Adjusted Lock Volume	1.43%	1.27%	1.25%	1.07%
(A)Includes realized gains on loan sales and related new MSR capitalization, changes in repurchase reserves, changes in fair value of interest rate lock commitments, changes in fair value of residential mortgage loans, HFS and economic hedging gains and losses.
(B)Includes loan origination fees of $136.8 million and $174.8 million for the three months ended September 30, 2026 and June 30, 2026, respectively, and $520.5 million and $742.3 million for the nine months ended September 30, 2026 and 2025, respectively.
(C)Represents gain on originated residential mortgage loans, HFS, net related to the origination business within the Origination and Servicing segment (Note 4 and Note 7 to our consolidated financial statements).
(D)Excludes MSR revenue on recaptured loan volume reported in the servicing segment.

The following table summarizes funded loan production by channel:

	UPB
	Three Months Ended		Nine Months Ended September 30,
(dollars in millions)	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Production by Channel:
Direct to Consumer	$1,756	$2,398	$6,627	$4,456	$(642)	$2,171
Retail/Joint Venture	546	821	2,079	2,113	(275)	(34)
Wholesale	2,702	3,143	8,407	6,927	(441)	1,480
Correspondent	7,912	9,540	27,178	31,033	(1,628)	(3,855)
Total Production by Channel	$12,916	$15,902	$44,291	$44,529	$(2,986)	$(238)

% Purchase	73%	63%	62%	74%
% Refinance	27%	37%	38%	26%
Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Gain on originated residential mortgage loans, HFS, net was $214.2 million for the three months ended September 30, 2026, an increase of $7.2 million, compared to $207.0 million for the three months ended June 30, 2026. The increase was primarily attributable to improved gain on sale margins across channels, particularly the Direct to Consumer channel, and net gains from loan pipeline economic hedges, partially offset by a reduction in pull through adjusted lock volume.

For the three months ended September 30, 2026, funded loan origination volume was $12.9 billion, down from $15.9 billion in the three months ended June 30, 2026. Refinance activity represented 27% of total funded origination volume, a decrease from 37% in the three months ended June 30, 2026, as mortgage rates increased during the third quarter. Gain on sale margin for the three months ended September 30, 2026 was 1.43%, 16 bps higher than 1.27% for the three months ended June 30, 2026, due to improved gain on sale margins across channels.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Gain on originated residential mortgage loans, HFS, net was $629.4 million for the nine months ended September 30, 2026, an increase of $103.6 million, compared to $525.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to improved gain on sale margins, driven by the Direct to Consumer channel, partially offset by a reduction in pull through adjusted lock volume.

For the nine months ended September 30, 2026, funded loan origination volume was $44.3 billion, down from $44.5 billion in the nine months ended September 30, 2025. Refinance activity represented 38% of total funded origination volume, an increase from 26% in the nine months ended September 30, 2025, driven by a decline in average mortgage rates year-over-year. Gain on sale margin for the nine months ended September 30, 2026 was 1.25%, 18 bps higher than 1.07% for the nine months ended September 30, 2025, primarily due to the Direct to Consumer channel.

Asset Management Revenue

The following table presents the composition of asset management revenue:

(dollars in thousands)	Three Months Ended		Nine Months Ended September 30,
	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Management fees	$92,959	$90,485	$274,373	$190,309	$2,474	$84,064
Incentive fees	14,386	51,743	81,787	77,242	(37,357)	4,545
Total Asset Management Revenue	$107,345	$142,228	$356,160	$267,551	$(34,883)	$88,609

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Asset management revenue was $107.3 million for the three months ended September 30, 2026, a decrease of $34.9 million, compared to $142.2 million for the three months ended June 30, 2026. The decrease was driven by a $37.4 million decrease in incentive fees primarily attributable to Sculptor managed funds. Management fees were generally consistent quarter-over-quarter, reflecting stable fee earning AUM.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Asset management revenue was $356.2 million for the nine months ended September 30, 2026, an increase of $88.6 million, compared to $267.6 million for the nine months ended September 30, 2025. The increase was primarily attributable to $79.9 million of management fees and $9.1 million of incentive fees from Crestline and $4.8 million of management fees from Elecor, both acquired in December 2025.

Commercial Real Estate Revenue

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Commercial real estate revenue was $187.0 million for the three months ended September 30, 2026, an increase of $4.9 million compared to $182.1 million for the three months ended June 30, 2026, reflecting stronger rental performance across the leasing portfolio.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Commercial real estate revenue was $547.4 million for the nine months ended September 30, 2026, compared to none for the nine months ended September 30, 2025, reflecting the acquisition of Elecor in December 2025.

Other Residential-Related Revenue

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Other residential-related revenue was $51.6 million for the three months ended September 30, 2026, a decrease of $2.9 million compared to $54.6 million for the three months ended June 30, 2026, primarily due to increasing retail sales on the SFR portfolio.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Other residential-related revenue was $160.9 million for the nine months ended September 30, 2026, a decrease of $7.2 million compared to $168.0 million for the nine months ended September 30, 2025. This decrease was primarily related to (i) increasing retail sales on the SFR portfolio during 2026 and (ii) decreasing property revenues at Guardian.

Interest Expense and Warehouse Line Fees

The following table includes the breakdown of interest expense and warehouse line fees by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Nine Months Ended September 30,
Segment	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$230,843	$225,634	$672,274	$830,817	$5,209	$(158,543)
Residential Transitional Lending	50,134	43,742	129,535	102,106	6,392	27,429
Asset Management	29,015	23,231	77,820	28,980	5,784	48,840
Investment Portfolio	65,440	70,007	212,002	208,307	(4,567)	3,695
Commercial Real Estate	65,751	61,836	186,049	—	3,915	186,049
Corporate Category	39,651	39,664	117,331	69,402	(13)	47,929
Total Interest Expense and Warehouse Line Fees	$480,834	$464,114	$1,395,011	$1,239,612	$16,720	$155,399

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Interest expense and warehouse line fees were $480.8 million for the three months ended September 30, 2026, an increase of $16.7 million, compared to $464.1 million for the three months ended June 30, 2026. The increase was primarily attributable to (i) an increase in borrowings on MSR lines, as well as growth of the RTL portfolio, and (ii) higher borrowing costs on our variable rate financing, driven by increase in interest rates.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Interest expense and warehouse line fees were $1.4 billion for the nine months ended September 30, 2026, an increase of $155.4 million, compared to $1.2 billion for the nine months ended September 30, 2025. The increase was primarily attributable to (i) nine months of interest expense incurred by Elecor and Crestline, which were acquired in December 2025, (ii) an increase in average borrowing on the Senior Unsecured Notes and (iii) an increase in borrowings on MSR lines, as well as growth of the RTL portfolio, partially offset by (iv) a lower balance of Agency securities held during the nine months ended September 30, 2026.

General, Administrative and Operating

General, administrative and operating expense consists of the following:

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Legal and professional	$23,376	$29,209	$90,483	$77,674	$(5,833)	$12,809
Loan origination	17,934	18,553	56,373	47,582	(619)	8,791
Occupancy	18,208	17,201	52,576	46,434	1,007	6,142
Loan servicing	37,739	37,175	112,683	120,409	564	(7,726)
Property and maintenance	112,368	101,998	320,721	86,325	10,370	234,396
Information technology	36,958	35,422	106,999	92,074	1,536	14,925
Other	74,279	67,791	204,977	172,223	6,488	32,754
General, Administrative and Operating Expense	$320,862	$307,349	$944,812	$642,721	$13,513	$302,091

The following table includes the breakdown of general, administrative and operating expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Nine Months Ended September 30,
Segment	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$148,472	$146,211	$445,952	$432,281	$2,261	$13,671
Residential Transitional Lending	7,256	5,469	19,262	15,177	1,787	4,085
Asset Management	32,997	33,082	96,489	85,004	(85)	11,485
Investment Portfolio	32,440	31,711	89,260	64,402	729	24,858
Commercial Real Estate	84,960	78,640	247,600	—	6,320	247,600
Corporate Category	14,737	12,236	46,249	45,857	2,501	392
Total General, Administrative and Operating Expense	$320,862	$307,349	$944,812	$642,721	$13,513	$302,091

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

General, administrative and operating expenses were $320.9 million for the three months ended September 30, 2026, an increase of $13.5 million, compared to $307.3 million for the three months ended June 30, 2026. The increase was primarily attributable to (i) increased property and maintenance expenses on the Commercial Real Estate and SFR portfolios and (ii) a tax expense accrual related to ongoing tax audits related to Origination and Servicing, partially offset by (iii) lower legal expenses and (iv) lower subservicing costs, driven by the transfer of certain MSRs to in-house servicing during the third quarter of 2026.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

General, administrative and operating expenses were $944.8 million for the nine months ended September 30, 2026, an increase of $302.1 million, compared to $642.7 million for the nine months ended September 30, 2025. The increase was primarily attributable to (i) an increase in property and maintenance expense, driven by the acquisition of Elecor in December 2025, (ii) a $16.7 million increase driven by the acquisition of Crestline in December 2025 and (iii) increases in other expense categories, including legal and professional fees and information technology related to ongoing deal activity and technological enhancements. The increase was partially offset by (iv) lower subservicing costs, driven by the transfer of certain MSRs to in-house servicing during the nine months ended September 30, 2026 and (v) lower loan servicing costs attributable to servicing platform enhancement and automation.

Compensation and Benefits

The following table includes the breakdown of compensation and benefits expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Nine Months Ended September 30,
Segment	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$213,618	$214,708	$635,400	$561,084	$(1,090)	$74,316
Residential Transitional Lending	23,489	22,740	67,051	45,504	749	21,547
Asset Management	123,558	130,211	366,785	198,321	(6,653)	168,464
Investment Portfolio	5,054	6,688	16,857	3,198	(1,634)	13,659
Commercial Real Estate	6,208	11,474	28,964	—	(5,266)	28,964
Corporate Category	10,439	24,656	56,196	56,840	(14,217)	(644)
Total Compensation and Benefits Expense	$382,366	$410,477	$1,171,253	$864,947	$(28,111)	$306,306

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Compensation and benefits expenses were $382.4 million for the three months ended September 30, 2026, a decrease of $28.1 million, compared to $410.5 million for the three months ended June 30, 2026. The decrease was primarily due to (i) decreased performance-based compensation and (ii) lower commissions in Origination and Servicing during the three months ended September 30, 2026.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Compensation and benefits expenses were $1.2 billion for the nine months ended September 30, 2026, an increase of $306.3 million, compared to $864.9 million for the nine months ended September 30, 2025. The increase was primarily attributable to increased headcount following the acquisitions of Elecor and Crestline in December 2025, reflecting nine months of expenses in the current period compared to none in the prior year period.

Depreciation and Amortization

The following table includes the breakdown of depreciation and amortization expense by segment for the periods presented:

(dollars in thousands)	Three Months Ended		Nine Months Ended September 30,
Segment	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Origination and Servicing	$4,852	$5,474	$16,414	$20,282	$(622)	$(3,868)
Residential Transitional Lending	2,078	1,966	5,987	5,792	112	195
Asset Management	11,738	12,040	35,304	22,155	(302)	13,149
Investment Portfolio	5,743	7,184	21,409	23,232	(1,441)	(1,823)
Commercial Real Estate	68,097	66,803	199,505	—	1,294	199,505
Corporate Category	(80)	80	—	31	(160)	(31)
Total Depreciation and Amortization Expense	$92,428	$93,547	$278,619	$71,492	$(1,119)	$207,127

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Depreciation and amortization expense was $92.4 million for the three months ended September 30, 2026, comparable to $93.5 million for the three months ended June 30, 2026, reflecting no significant additions or dispositions to the underlying asset base until the derecognition of an Elecor property at the end of the third quarter.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Depreciation and amortization expense was $278.6 million for the nine months ended September 30, 2026, an increase of $207.1 million, compared to $71.5 million for the nine months ended September 30, 2025. The increase was driven by nine months of expense incurred by Elecor and Crestline, both acquired in December 2025, which added real estate and lease-related depreciable assets and other intangible assets to the consolidated balance sheet.

Other Income (Loss)

The following table summarizes the components of other income (loss):

	Three Months Ended		Nine Months Ended September 30,
(dollars in thousands)	September 30, 2026	June 30, 2026	2026	2025	QoQ Change	YoY Change
Real estate and other securities	$(41,292)	$3,808	$(64,688)	$19,613	$(45,100)	$(84,301)
Residential mortgage loans	(3,610)	(3,128)	(9,310)	19,628	(482)	(28,938)
Derivative and hedging instruments	22,446	8,419	33,741	(17,581)	14,027	51,322
Notes and bonds payable	(659)	(231)	(13,160)	(2,433)	(428)	(10,727)
Consolidated entities(A)	11,243	25,372	55,679	63,670	(14,129)	(7,991)
Insurance company investments	(7,203)	(2,089)	(8,020)	—	(5,114)	(8,020)
Gains (losses) on sale of real estate, net	46,246	(499)	44,902	(880)	46,745	45,782
Other gains (losses)(B)	(7,425)	24,653	21,753	(7,026)	(32,078)	28,779
Realized and unrealized gains, net	19,746	56,305	60,897	74,991	(36,559)	(14,094)
Other income, net	19,415	23,787	65,604	36,783	(4,372)	28,821
Other Income, Net	$39,161	$80,092	$126,501	$111,774	$(40,931)	$14,727
(A)Includes change in the fair value of the consolidated CFEs’ financial assets and liabilities and related interest and other income.
(B)Includes Excess MSRs, servicer advance investments, consumer loans, residential transition loans and other.

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Other income, net was $39.2 million for the three months ended September 30, 2026, a decrease of $40.9 million, compared to $80.1 million for the three months ended June 30, 2026. The decrease was primarily attributable to (i) a change from net gains to net losses on real estate and other securities, driven by changes in interest rates, (ii) change from net other gains to net other losses on a certain consolidated fund and (iii) lower gains on consolidated entities during the three months ended September 30, 2026. The decrease was partially offset by (iv) increased gains on derivatives and hedging instruments and (v) gains from sale of interests related to certain commercial properties during the third quarter.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Other income, net was $126.5 million for the nine months ended September 30, 2026, an increase of $14.7 million, compared to $111.8 million for the nine months ended September 30, 2025. The increase was primarily attributable to (i) gains on derivative and hedging instruments during the nine months ended September 30, 2026, (ii) gains from sale of interests related to certain commercial properties during the third quarter and (iii) increased positive mark to market adjustments on certain Investment Portfolio assets during the nine months ended September 30, 2026. The increase was partially offset by a change from net gains to net losses on real estate and other securities and on residential mortgage loans, driven by changes in interest rates during the nine months ended September 30, 2026.

Income Tax Expense (Benefit)

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Income tax expense was $257.8 million for the three months ended September 30, 2026, an increase of $238.8 million compared to the three months ended June 30, 2026. The increase represents the net of a $2.2 million decrease in current tax expense and $241.1 million increase in deferred tax expense. The change in deferred tax expense was primarily driven by changes in the fair value of MSRs held within taxable entities.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Income tax expense was $321.6 million for the nine months ended September 30, 2026, an increase of $349.0 million compared to the nine months ended September 30, 2025. The increase represents the net of a $9.3 million decrease in current tax expense and $358.3 million increase in deferred tax expense. The change in deferred tax expense was primarily driven by changes in the fair value of MSRs and swaps held within taxable entities. The change in current tax expense is driven primarily by foreign operations.

Non-Controlling Interests in Income (Loss) of Consolidated Subsidiaries

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Non-controlling interests in income (loss) of consolidated subsidiaries was $3.7 million for the three months ended September 30, 2026, a decrease of $4.3 million, compared to $8.0 million for the three months ended June 30, 2026. The decrease was driven by losses attributable to non-controlling interests in our Asset Management business partially offset by gains attributable to non-controlling interests in our Investment Portfolio business.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Non-controlling interests in income (loss) of consolidated subsidiaries was $11.6 million for the nine months ended September 30, 2026, an increase of $4.0 million, compared to $7.6 million for the nine months ended September 30, 2025. The increase was driven by gains attributable to non-controlling interests in our Investment Portfolio and Asset Management business, partially offset by losses attributable to non-controlling interests in our Commercial Real Estate business.

Redeemable Non-Controlling Interests in Income of Consolidated Subsidiaries

Three months ended September 30, 2026 compared to the three months ended June 30, 2026

Redeemable non-controlling interests in income of consolidated subsidiaries was $4.3 million for the three months ended September 30, 2026, compared to $3.6 million for the three months ended June 30, 2026, reflecting no significant changes to income attributable to redeemable non-controlling interests in consolidated joint ventures during the current period.

Nine months ended September 30, 2026 compared to the nine months ended September 30, 2025

Redeemable non-controlling interests in income of consolidated subsidiaries was $14.8 million for the nine months ended September 30, 2026, an increase of $6.9 million, compared to $7.9 million for the nine months ended September 30, 2025. The increase was primarily driven by higher income attributable to redeemable non-controlling interests in consolidated joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Liquidity is a measurement of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs.

We must distribute annually at least 90% of our REIT taxable income to maintain our status as a REIT under the Internal Revenue Code. A portion of this requirement may be able to be met through stock dividends, rather than cash, subject to limitations based on the value of our stock. Our ability to utilize funds generated by the MSRs held in our servicer subsidiaries, NRM and Newrez, is subject to and limited by regulatory requirements established by the Federal Housing Finance Agency (the “FHFA”), Fannie Mae and Freddie Mac private label servicing and Ginnie Mae for Ginnie Mae servicing, as summarized below. Moreover, our ability to access and utilize cash generated from our regulated entities is an important part of our dividend paying ability. As of September 30, 2026, approximately $1.7 billion of available liquidity was held at NRM and Newrez, of which $1.1 billion was in excess of the regulatory liquidity requirements. NRM and Newrez are expected to maintain compliance with applicable liquidity and net worth requirements.

The FHFA and Ginnie Mae capital and liquidity standards require all loan sellers and servicers to maintain a minimum tangible net worth of $2.5 million plus 25 bps for Fannie Mae, Freddie Mac and private label servicing UPB plus 35 bps for Ginnie Mae servicing UPB, a tangible net worth to tangible asset ratio of 6% or greater and a base liquidity of 3.5 bps of Fannie Mae, Freddie Mac and private label servicing UPB plus 10 bps for Ginnie Mae servicing UPB. Furthermore, specific to the FHFA, all non-banks have to hold additional origination liquidity of 50 bps times loans, HFS plus pipeline loans. Large non-banks with greater than $50 billion UPB in servicing will have to hold an additional liquidity buffer of 2 bps on Fannie Mae and Freddie Mac servicing UPB and 5 bps on Ginnie Mae servicing UPB. As of September 30, 2026, Rithm Capital maintained compliance with the required capital and liquidity standards. Non-compliance with the capital and liquidity requirements can result in the FHFA and Ginnie Mae taking various remedial actions up to and including removing our ability to sell loans to and service loans on behalf of the FHFA and Ginnie Mae. Additionally, Ginnie Mae introduced Risk Based Capital Ratio (“RBCR”) requirements for institutions seeking approval as Ginnie Mae single-family issuers (including those that are non-depository mortgage companies). These institutions are required to maintain a RBCR of at least 6% in addition to continuing to maintain a leverage ratio of at least 6%. In connection with the implementation of this requirement, Ginnie Mae also introduced risk-based capital relief for hedging of MSRs, whereby issuers who have a track record of managing their interest rate exposure through MSRs hedging and who meet prescribed eligibility requirements may qualify for RBCR requirement relief. Compliance with these capital and liquidity requirements may require us to maintain elevated levels of capital and liquidity, which could constrain our operations and adversely affect our returns.

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

As of September 30, 2026, our total outstanding debt obligations amounted to $38.1 billion and are comprised of secured financing agreements, secured notes and bonds payable, Senior Unsecured Notes (as defined below) and notes payable of consolidated entities. Certain debt obligations are the obligations of our consolidated subsidiaries, which own the related collateral. In some cases, such collateral is not available to other creditors of ours. In particular, the obligations and liabilities of CFEs may only be satisfied with the assets of the respective CFE, and creditors do not have recourse to Rithm Capital Corp.

We have margin exposure on $14.2 billion of secured financing agreements. To the extent that the value of the collateral underlying these secured financing agreements declines below the collateral margin trigger, we may be required to post margin, which could significantly impact our liquidity.

Short-Term Borrowings

The following tables provide additional information regarding our short-term borrowings (dollars in thousands):

		Nine Months Ended September 30, 2026
	Outstanding Balance at September 30, 2026	Average Daily Amount Outstanding(A)	Maximum Amount Outstanding	Weighted Average Daily Interest Rate
Secured Financing Agreements:
Government and government-backed securities	$4,722,683	$4,878,919	$5,130,519	4.1%
Non-Agency securities	1,072,546	1,012,298	1,119,203	5.5%
Residential mortgage loans	3,721,964	3,718,845	5,676,795	5.1%
Residential transition loans	1,410,300	1,210,894	1,532,738	6.0%
Secured Notes and Bonds Payable:
MSRs	2,706,800	2,534,136	2,706,800	6.2%
Servicer advances	328,034	505,476	812,800	5.2%
Total / Weighted Average	$13,962,327	$13,860,568	$16,978,855	5.1%
(A)Represents the average for the period the debt was outstanding.

	Average Daily Amount Outstanding(A)
	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025
Secured Financing Agreements:
Government and government-backed securities	$4,624,195	$4,937,530	$5,080,041	$7,486,216
Non-Agency securities	1,086,137	995,719	953,581	908,897
Residential mortgage loans and real estate owned	3,321,181	3,639,578	4,205,495	4,816,525
Residential transition loans	1,459,098	1,243,970	923,732	524,960
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

Maturities

Our debt obligations as of September 30, 2026, as summarized in Note 17 to our consolidated financial statements, had contractual maturities as follows (dollars in thousands):

Year Ending	Non-recourse(A)	Recourse(B)	Total
October 1 through December 31, 2026	$1,315,942	$6,230,073	$7,546,015
2027	3,882,629	6,736,955	10,619,584
2028	1,519,616	1,735,576	3,255,192
2029	1,944,506	2,430,775	4,375,281
2030	1,061,114	560,860	1,621,974
2031 and thereafter	8,473,155	1,986,020	10,459,175
	$18,196,962	$19,680,259	$37,877,221
(A)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $2.9 billion, $7.6 billion, $0.0 billion and $7.7 billion, respectively.
(B)Includes secured financing agreements, secured notes and bonds payable, unsecured notes net of issuance costs, and notes payable of consolidated CFEs of $11.4 billion, $6.5 billion, $1.8 billion and $0.0 billion, respectively.

Covenants

Certain of the debt obligations are subject to customary loan covenants and event of default provisions, including event of default provisions triggered by certain specified declines in our equity or failure to maintain a specified tangible net worth, liquidity or indebtedness to tangible net worth ratio. We were in compliance with all of our debt covenants as of September 30, 2026.

Source of Funds

Our primary sources of funds are cash provided by operating activities (primarily income from loan originations and servicing, as well as management fees and incentive income), sales of and repayments from our investments, potential debt financing sources, including securitizations, and the issuance of equity securities, when feasible and appropriate. Our total cash and cash equivalents at September 30, 2026 was $1.7 billion.

Currently, our primary sources of financing are secured financing agreements and secured notes and bonds payable, although we have in the past and may in the future also pursue one or more other sources of financing such as securitizations and other secured and unsecured forms of borrowing. As of September 30, 2026, we had outstanding secured financing agreements with an aggregate face amount of approximately $14.2 billion to finance our investments. The financing of our entire Agency RMBS portfolio, which generally has 30- to 90-day terms, is subject to margin calls. Under secured financing agreements, we sell a security to a counterparty and concurrently agree to repurchase the same security at a later date for a higher specified price. The sale price represents financing proceeds and the difference between the sale and repurchase prices represents interest on the financing. The price at which the security is sold generally represents the market value of the security less a discount or “haircut,” which can range broadly. During the term of the secured financing agreement, the counterparty holds the security as collateral. If the agreement is subject to margin calls, the counterparty monitors and calculates what it estimates to be the value of the collateral during the term of the agreement. If this value declines by more than a de minimis threshold, the counterparty could require us to post additional collateral, or margin, in order to maintain the initial haircut on the collateral. This margin is typically required to be posted in the form of cash and cash equivalents. Furthermore, we may, from time to time, be a party to derivative agreements or financing arrangements that may be subject to margin calls based on the value of such instruments. In addition, $7.2 billion face amount of our MSR financing is subject to mandatory monthly repayment to the extent that the outstanding balance exceeds the market value (as defined in the related agreement) of the financed asset multiplied by the contractual maximum LTV ratio. We seek to maintain adequate cash reserves and other sources of available liquidity to meet any margin calls or related requirements resulting from decreases in value related to a reasonably possible (in our opinion) change in interest rates.

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

Our ability to fund our operations, meet financial obligations and finance acquisitions may be impacted by our ability to secure and maintain our secured financing agreements, credit facilities and other financing arrangements. Because secured financing agreements and credit facilities are short-term commitments of capital, lender responses to market conditions may make it more difficult for us to renew or replace, on a continuous basis, our maturing short-term borrowings and have imposed, and may continue to impose, more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets. As of September 30, 2026, our total borrowing capacity under our secured financing arrangements was $29.1 billion with $10.8 billion of available financing under these arrangements. Although available financing is uncommitted, Rithm Capital’s unused borrowing capacity is available if Rithm Capital has additional eligible collateral to pledge and meets other borrowing conditions as set forth in the applicable agreements, including any applicable advance rate.

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

The following table summarizes our preferred shares outstanding (dollars in thousands, except share and per share amounts):

	Number of Shares		Liquidation Preference(A)			Carrying Value(C)		Dividends Declared per Share
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025	Three Months Ended September 30,		Nine Months Ended September 30,
Series(B)					Issuance Discount			2026	2025	2026	2025
Series A, issued July 2019(D)(G)(I)	4,200,068	4,200,068	$105,002	$105,002	3.15%	$99,822	$99,822	$0.63	$0.66	$1.85	$1.96
Series B, issued August 2019(D)(G)	11,260,712	11,260,712	281,518	281,518	3.15%	272,654	272,654	0.62	0.65	1.82	1.93
Series C, issued February 2020(D)(H)	15,903,342	15,903,342	397,584	397,584	3.15%	385,289	385,289	0.57	0.60	1.69	1.80
Series D, 7.00% issued September 2021(E)	18,600,000	18,600,000	465,000	465,000	3.15%	449,489	449,489	0.44	0.44	1.31	1.31
Series E, 8.75% issued September 2025(F)	7,600,000	7,600,000	190,000	190,000	3.15%	183,536	183,536	0.55	—	1.64	—
Series F, 8.75% issued January 2026(E)	10,000,000	—	250,000	—	3.15%	242,125	—	0.55	—	1.79	—
Total	67,564,122	57,564,122	$1,689,104	$1,439,104		$1,632,915	$1,390,790	$3.36	$2.35	$10.10	$7.00
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
(G)Effective August 15, 2024, dividends on each of the Company’s 7.50% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series A”) and the Company’s 7.125% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B”) accrue at a floating rate. For the third quarter 2026 dividends, the Series A accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series A equal to a three-month Chicago Mercantile Exchange (“CME”) SOFR, plus a spread adjustment of 0.262%, plus a spread of 5.802%, respectively, and dividends on the Series B accumulated at a percentage of the $25.00 liquidation preference per share of the Series B preferred shares equal to a three-month CME SOFR, plus a spread adjustment of 0.261%, plus a spread of 5.640%, respectively.
(H)Effective February 15, 2025, dividends on the 6.375% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C”) accumulate at a floating rate. For the third quarter 2026 dividends, the Series C accrued dividends at a percentage of the $25.00 liquidation preference per share of the Series C equal to a three-month CME SOFR, plus a spread adjustment of 0.262%, plus a spread of 4.969%.
(I)The Company redeemed 2.0 million shares of Series A on March 28, 2025.

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

Preferred dividends declared for the quarter ended September 30, 2026 were $36.4 million.

Common Stock

Our certificate of incorporation authorizes 2.0 billion shares of common stock, par value $0.01 per share.

The Company has an “at-the-market” equity offering program (the “ATM Program”) pursuant to which we may sell shares of our common stock, par value $0.01 per share, having an aggregate offering price of up to $750.0 million, from time to time. During the nine months ended September 30, 2026, the Company did not issue any shares of common stock under the ATM Program.

Additionally, Rithm Capital’s stock repurchase program provides flexibility to return capital when deemed accretive to shareholders. During the nine months ended September 30, 2026, we did not repurchase any shares of our common stock or our preferred stock.

Common Dividends

We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities. Common dividends declared for the nine months ended September 30, 2026 were $418.8 million.

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

Cash Flows

The following table summarizes changes to our cash, cash equivalents and restricted cash for the periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
Beginning of period — cash, cash equivalents and restricted cash	$2,789,413	$1,917,809	$871,604

Net cash used in operating activities	(1,313,851)	(1,177,470)	(136,381)
Net cash provided by (used in) investing activities	(2,521,808)	1,222,360	(3,744,168)
Net cash provided by financing activities	3,597,283	283,075	3,314,208
Net increase (decrease) in cash, cash equivalents and restricted cash	(238,376)	327,965	(566,341)

End of Period — Cash, Cash Equivalents and Restricted Cash	$2,551,037	$2,245,774	$305,263

Operating Activities

Net cash used in operating activities was approximately $1.3 billion and $1.2 billion for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year increase in net cash used was primarily driven by lower collections of servicer advances receivable..

Investing Activities

Net cash provided by (used in) investing activities was approximately $(2.5) billion and $1.2 billion for the nine months ended September 30, 2026 and 2025, respectively. The change in cash flows from investing activities was primarily driven by increased net originations of RTLs, increased purchases of consumer loans, net settlements of derivatives and hedges, and net cash used for insurance company investments during the nine months ended September 30, 2026, partially offset by higher proceeds from sales of real estate properties. In addition, the prior-year period included approximately $1.3 billion of net proceeds from sales of Treasury securities and purchases of government-backed securities.

Financing Activities

Net cash provided by financing activities was approximately $3.6 billion and $0.3 billion for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily driven by higher net borrowings in consolidated entities and lower net repayments of secured financing agreements and secured notes and bonds, partially offset by lower net borrowings under warehouse credit facilities, and net settlement of margin deposits under repurchase agreements and derivatives.

INTEREST RATE, CREDIT AND SPREAD RISK

We are subject to interest rate, credit and spread risk with respect to our investments. These risks are further described under “Quantitative and Qualitative Disclosures About Market Risk.”

OFF-BALANCE SHEET ARRANGEMENTS

We have material off-balance sheet arrangements related to our non-consolidated securitizations of residential mortgage loans treated as sales in which we retained certain interests. We believe that these off-balance sheet structures presented the most efficient and least expensive form of financing for these assets at the time they were entered and represented the most common market-accepted method for financing such assets. Our exposure to credit losses related to these non-recourse, off-balance sheet financings is limited to $0.6 billion. As of September 30, 2026 there was $10.2 billion in total outstanding UPB of residential mortgage loans underlying such securitization trusts that represent off-balance sheet financings.

We have material off-balance sheet arrangements related to our involvement with funds and other vehicles, primarily related to providing asset management services and, in certain cases, investments in such non-consolidated entities. As of September 30, 2026, our maximum exposure to loss of $1.3 billion represents the potential loss of current investments or income and fees receivable from these entities, as well as the obligation to repay unearned revenues, primarily incentive income subject to clawback, in the event of any future fund losses, as well as unfunded commitments to certain funds. The Company does not provide, nor is it required to provide, any type of non-contractual financial or other support beyond its share of capital commitments.

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

As of September 30, 2026, we did not have any other commitments or obligations, including contingent obligations, arising from arrangements with unconsolidated entities or persons that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

CONTRACTUAL OBLIGATIONS

As of September 30, 2026, we had the following material contractual obligations:

Contract	Terms

Debt Obligations:

Secured Financing Agreements	Described under Note 17 to our consolidated financial statements.

Secured Notes and Bonds Payable	Described under Note 17 to our consolidated financial statements.

Senior Unsecured Notes	Described under Note 17 to our consolidated financial statements.

Other Contractual Obligations:

Lease Liability	Described under Note 15 to our consolidated financial statements.

Interest Rate Swaps	Described under Note 16 to our consolidated financial statements.
See Note 25 and Note 27 to our consolidated financial statements for information regarding commitments and material contracts entered into subsequent to September 30, 2026, if any. As described in Note 25, we have committed to purchase certain future servicer advances. The actual amount of future advances is subject to significant uncertainty. However, we currently expect that net recoveries of servicer advances will exceed net fundings for the foreseeable future. This expectation is based on judgments, estimates and assumptions, all of which are subject to significant uncertainty. In addition, those certain limited liability companies which hold certain of our consumer loan portfolios have invested in loans with an aggregate of $122.4 million of unfunded and available revolving credit privileges as of September 30, 2026. However, under the terms of these loans, requests for draws may be denied and unfunded availability may be terminated at management’s discretion. Genesis had commitments to fund up to $2.2 billion of additional advances on existing mortgage loans as of September 30, 2026. These commitments are generally subject to loan agreements with covenants regarding the financial performance of the customer and other terms regarding advances that must be met before Genesis funds the commitment. Rithm Capital has invested in various CRE projects. As part of its investments, Rithm Capital is required to fund its pro rata share of future capital contributions subject to certain limitations. As of September 30, 2026, the Company has an unfunded capital commitment to fund up to $66.3 million on an existing loan to a certain CRE borrower. As of September 30, 2026, the Company has unfunded capital commitments of $483.7 million, of which $31.9 million relates to commitments of consolidated funds. Approximately $129.1 million of the commitments will be funded by contributions to the Company from certain current and former employees and executive managing directors. The Company expects to fund these commitments over approximately the next 7 years. The Company has guaranteed these commitments in the event any executive managing director fails to fund any portion when called by the fund. The Company has historically not funded any of these commitments and does not expect to in the future, as these commitments are expected to be funded by the Company’s executive managing directors individually. Additionally, the Company, through a consolidated subsidiary, entered into a joint venture which the Company consolidates, with a third party to acquire an interest in an affiliated fund. As of September 30, 2026, the unfunded capital commitment to the consolidated joint venture was $25.0 million, of which $20.0 million is expected to be funded by the third-party.

INFLATION

Substantially all of our assets and liabilities are financial in nature. Our real estate portfolio is more directly affected by inflation, which can increase property operating expenses and may affect rental rates and occupancy. Overall, however, interest rates and other factors affect our performance more so than inflation, although inflation rates can often have a meaningful influence over the direction of interest rates. Furthermore, our financial statements are prepared in accordance with GAAP and our distributions are determined by our board of directors primarily based on our taxable income, and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation. See “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

Changes in interest rates can also have ancillary impacts on our investments. Generally, in a declining interest rate environment, residential mortgage loan prepayment rates increase which in turn would cause the value of MSRs, Excess MSRs and the rights to the base fee components of MSRs to decrease, because the duration of the cash flows we are entitled to receive becomes shortened, and the value of loans and non-Agency securities to increase, because we generally acquired these investments at a discount whose recovery would be accelerated. With respect to a significant portion of our MSRs and Excess MSRs, we have recapture agreements, as described in Note 5 to our consolidated financial statements. These recapture agreements help to protect these investments from the impact of increasing prepayment rates. In addition, to the extent that the loans underlying our MSRs, Excess MSRs and the rights to the base fee components of MSRs are well-seasoned with credit-impaired borrowers who may have limited refinancing options, we believe the impact of interest rates on prepayments would be reduced. Conversely, in an increasing interest rate environment, prepayment rates decrease which in turn would cause the value of MSRs, Excess MSRs and the rights to the base fee components of MSRs to increase and the value of loans and non-Agency securities to decrease. To the extent we do not hedge against changes in interest rates, our balance sheet, results of operations and cash flows would be susceptible to significant volatility due to changes in the fair value of, or cash flows from, our investments as interest rates change. However, rising interest rates could result from more robust market conditions, which could reduce the credit risk associated with our investments. The effects of such a decrease in values on our financial position, results of operations and liquidity are discussed below under “—Prepayment Rate Exposure.”

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

In addition, changes in interest rates may impact our ability to exercise our call rights and to realize or maximize potential profits from them. For example, rising rates could cause prepayment rates on the residential mortgage loans underlying our call rights to decline, which would delay our ability to exercise our call rights. Conversely, declining interest rates could increase the value of our call rights by increasing the value of the underlying loans.

Our consumer loan portfolio consists primarily of fixed-rate home improvement loans acquired from Upgrade, as well as more seasoned SpringCastle and Marcus loans. Because the Upgrade loans are recently originated and subject to voluntary prepayment, our consumer loan portfolio may be sensitive to changes in interest rates. Declining interest rates could increase voluntary prepayments and shorten the expected life of these loans, while rising interest rates could slow prepayments. In addition, because the home improvement loans bear fixed rates and are financed in part with SOFR-based floating-rate borrowings, rising interest rates would increase our financing costs without a corresponding increase in interest income.

Our RTLs are short-term, interest-only loans that generally bear interest at variable rates based on SOFR plus a spread, and we therefore believe they have limited fair value sensitivity to changes in interest rates. Because the related warehouse and securitization financing also generally floats with SOFR, changes in interest rates are expected to affect our net interest income primarily to the extent that the rates on the loans and the related financing reset at different times or by different amounts. Given their short-term nature, we believe that RTL prepayments are driven primarily by project completion, sale and refinancing timelines rather than by changes in interest rates. However, higher interest rates could increase borrowers’ interest carrying costs and make it more difficult for them to complete, sell or refinance their projects, which could increase delinquencies and extensions. See “—Credit Risk” below.

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

The table below provides comparative estimated changes in our book value based on a parallel shift in the yield curve (assuming an unchanged mortgage basis), including changes in our book value resulting from potential related changes in discount rates:

	Estimated Change in Book Value (in $ millions)(A)
Interest Rate Change (bps)	September 30, 2026	December 31, 2025
+50bps	+410.2	-41.2
+25bps	+214.9	+7.7
-25bps	-234.4	-64.5
-50bps	-488.4	-185.6
(A)Amounts shown are pre-tax.

Mortgage Basis Spread Risk

Mortgage basis measures the spread between the yield on current coupon MBS and benchmark rates including treasuries and swaps. The level of mortgage basis is driven by demand and supply of mortgage-backed instruments relative to other rate-sensitive assets. Changes in the mortgage basis have an impact on prepayment rates, driven by the ability of borrowers underlying our portfolio to refinance. A lower mortgage basis would imply a lower mortgage rate which would increase prepayment speeds due to higher refinance activity and, therefore, lower fair value of our mortgage portfolio. The mortgage basis is also correlated with other spread products such as corporate credit.

The table below provides comparative estimated changes in our book value based on changes in mortgage basis:

	Estimated Change in Book Value (in $ millions)(A)
Mortgage Basis Change (bps)	September 30, 2026	December 31, 2025
+20bps	+58.4	+66.8
+10bps	+29.2	+33.4
-10bps	-29.2	-33.4
-20bps	-58.4	-66.8
(A)Amounts shown are pre-tax.

Prepayment Rate Exposure

Prepayment rates significantly affect the value of MSRs, Excess MSRs, the base fee component of MSRs (which we own as part of our servicer advance investments), non-Agency securities and loans, including consumer loans. Prepayment rate is the measurement of how quickly borrowers pay down the UPB of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. The price we pay to acquire certain investments will be based on, among other things, our projection of the cash flows from the related pool of loans. Our expectation of prepayment rates is a significant assumption underlying those cash flow projections. If the fair value of MSRs, Excess MSRs or the base fee component of MSRs decreases, we would be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment rates could materially reduce the ultimate cash flows we receive from MSRs, Excess MSRs or our right to the base fee component of MSRs, and we could ultimately receive substantially less than what we paid for such assets. Conversely, a significant decrease in prepayment rates with respect to our loans or RMBS could delay our expected cash flows and reduce the yield on these investments.

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

Credit Risk

We are subject to varying degrees of credit risk in connection with our assets. Credit risk refers to the ability of each individual borrower underlying our MSRs, Excess MSRs, servicer advance investments, securities, loans, private credit and notes receivable to make required interest and principal payments on the scheduled due dates. If delinquencies increase, then the amount of servicer advances we are required to make will also increase, as would our financing cost thereof. We may also invest in loans and non-Agency securities which represent “first loss” pieces; in other words, they do not benefit from credit support although we believe they predominantly benefit from underlying collateral value in excess of their carrying amounts. We do not expect to encounter credit risk in our Agency RMBS, but we do anticipate credit risk related to non-Agency securities, residential mortgage loans, consumer loans, RTLs, commercial mortgage loans, private credit and notes receivable.

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

For our consumer loans, higher delinquencies and defaults reduce expected cash flows and the fair value of the loans. Our consumer loans are generally unsecured, which may limit recoveries following a default. In addition, the Upgrade loans, which make up most of our consumer loan portfolio, have a limited performance history and may experience higher delinquencies and defaults as they season.

For our RTLs, which are short-term loans secured by residential and multifamily real estate, credit risk depends on the borrower’s ability to complete the project and to repay or refinance the loan at or before maturity, as well as on the value of the underlying collateral, including the as-completed value of construction and renovation projects. Construction delays and cost overruns, declines in real estate values, higher interest rates and weaker real estate or capital markets conditions could increase RTL delinquencies, defaults and extensions and the severity of our losses upon default, which may also require us to foreclose on, and incur costs to complete or liquidate, the underlying collateral.

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

Liquidity Risk

The assets that comprise our asset portfolio are generally not publicly traded. A portion of these assets may be subject to legal and other restrictions on resale or otherwise be less liquid than publicly-traded securities. The illiquidity of our assets may make it difficult for us to sell such assets if the need or desire arises, including in response to changes in economic and other conditions. See Note 18 to our consolidated financial statements for a sensitivity analysis for MSRs.

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

ITEM 1A. RISK FACTORS

For the quarter ended September 30, 2026, there were no material changes to the risk factors disclosed under Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K.

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

101*
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

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

October 30, 2026

By:	/s/ Nicola Santoro, Jr.
Nicola Santoro, Jr.
Chief Financial Officer, Chief Accounting Officer and Treasurer
(Principal Financial Officer)

October 30, 2026